Form 10-Q
period 2021-09-30
IN8BIO, INC.
filed 2021-11-10
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39692

IN8BIO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-5462585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 5th Avenue, Suite 5330 New York, New York	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 600-6438

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INAB	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2021 was 18,754,553.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2021	December 31,
	(unaudited)	2020
Assets		(Note 2)
Current assets
Cash	$40,675	$17,994
Prepaid expenses and other current assets	3,202	150
Total Current Assets	43,877	18,144
Non-current assets
Property and equipment, net	302	186
Deferred offering costs	—	2,439
Right of use assets - financing leases	849	—
Right of use assets - operating leases	1,697	—
Other non-current assets	409	141
Total Non-Current Assets	3,257	2,766
Total Assets	$47,134	$20,910
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$692	$620
Accrued expenses and other current liabilities	840	1,778
Short-term financing lease liability	464	—
Short-term operating lease liability	164	—
Loan payable, current	—	174
Total Current Liabilities	2,160	2,572
Deferred rent	—	17
Long-term financing lease liability	343	—
Long-term operating lease liability	1,593	—
Total Liabilities	4,096	2,589
Commitments and Contingencies
Convertible preferred stock, Series A (Note 7)	—	34,900
Stockholders' Equity (Deficit)
Common stock, par value $0.0001 per share; 490,000,000 and 50,700,000 shares authorized at September 30, 2021 and December 31, 2020; 18,754,553 and 3,764,488 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	1
Additional paid-in capital	69,877	1,458
Accumulated deficit	(26,842)	(18,038)
Total Stockholders' Equity (Deficit)	43,038	(16,579)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$47,134	$20,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,350	$1,057	$4,660	$3,893
General and administrative	2,041	624	4,144	2,353
Total operating expenses	3,391	1,681	8,804	6,246
Loss from operations	(3,391)	(1,681)	(8,804)	(6,246)
Net loss	$(3,391)	$(1,681)	$(8,804)	$(6,246)
Net loss attributable to common stockholders (Note 10)	$(3,391)	$(2,182)	$(8,804)	$(7,311)
Net loss per share attributable to common stockholders – basic and diluted	$(0.25)	$(0.60)	$(1.26)	$(2.14)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	13,377,682	3,614,329	7,004,099	3,410,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	2,713,980	$8,896	3,235,671	$1	$238	$(9,481)	$(9,242)
Issuance of common stock – in relation to license agreement	—	—	44,011	—	—	—	—
Issuance of common stock	—	—	182,500	—	200	—	200
Issuance of convertible preferred stock – Series A, net of $36 issuance costs	1,533,947	5,461	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(1,691)	(1,691)
Balance at March 31, 2020	4,247,927	14,357	3,462,182	1	456	(11,172)	(10,715)
Stock-based compensation expense	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(2,874)	(2,874)
Balance at June 30, 2020	4,247,927	14,357	3,462,182	1	476	(14,046)	(13,569)
Issuance of common stock – in relation to license agreement	—	—	45,618	—	103	—	103
Issuance of common stock – in relation to legal settlement	—	—	200,750	—	248	—	248
Issuance of convertible preferred stock - Series A, net of $45 issuance costs	5,514,404	19,714	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(1,681)	(1,681)
Balance at September 30, 2020	9,762,331	$34,071	3,708,550	$1	$843	$(15,727)	$(14,883)

Balance at December 31, 2020	9,993,727	$34,900	3,764,488	$1	$1,458	$(18,038)	$(16,579)
Stock-based compensation expense	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	(2,363)	(2,363)
Balance at March 31, 2021	9,993,727	34,900	3,764,488	1	1,819	(20,401)	(18,581)
Stock-based compensation expense	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	(3,050)	(3,050)
Balance at June 30, 2021	9,993,727	34,900	3,764,488	1	2,211	(23,451)	(21,239)
Issuance of common stock – as a result of IPO, net of issuance costs	—	—	4,000,000	1	32,290	—	32,291
Conversion of convertible preferred stock to common stock upon closing of IPO	(9,993,727)	(34,900)	10,990,065	1	34,899	—	34,900
Stock-based compensation expense	—	—	—	—	477	—	477
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balance at September 30, 2021	—	$—	18,754,553	$3	$69,877	$(26,842)	$43,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(8,804)	$(6,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	66
Stock-based compensation	1,230	54
Stock issuance related to license agreement	—	103
Amortization of financing lease right-of-use assets	392	—
Amortization of operating lease right-of-use assets	95	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,117)	6
Other non-current assets	(268)	(12)
Accounts payable	42	(195)
Accrued expenses and other current liabilities	(938)	816
Short-term operating lease liabilities	87	—
Long-term operating lease liabilities	(119)	—
Net cash used in operating activities	(11,333)	(5,408)
Investing activities
Construction in progress	(153)	—
Net cash used in investing activities	(153)	—
Financing activities
Proceeds from the issuance of common stock	36,327	448
Proceeds from issuance of preferred stock - Series A, net of $16 of issuance costs	—	25,175
Principal payments on financing leases	(390)	—
Proceeds from issuance of loan	—	174
Loan payable	(174)	—
Deferred offering costs paid	(1,596)	(331)
Net cash provided by financing activities	34,167	25,466
Net increase in cash and restricted cash	22,681	20,058
Cash and restricted cash at beginning of period	17,994	610
Cash and restricted cash at end of period	$40,675	$20,668
Supplemental disclosure of non-cash operating, financing and investing information:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,062
Construction in progress included in accounts payable	$30	$—
Conversion of preferred stock - Series A into common stock	$34,900	$—
Right-of-use assets obtained in exchange for financing lease	$309	$—
Right-of-use assets obtained in exchange for operating lease	$969	$—
Initial measurement of operating lease right-of-use assets and liabilities	$3,483	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. The Company’s lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma (“GBM”), and INB-100, for the treatment of patients with leukemia that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-400, focused on addressing other solid tumor types.

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

Coronavirus Pandemic

The ongoing COVID-19 pandemic, which continues to impact worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, clinical sites and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The full extent to which the pandemic may impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic or the impact of the emergence of any variants of COVID-19. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also impact the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity.

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of $32.3 million, after deducting underwriters’ discounts, commissions, and offering-related costs. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock (see Note 7).

Liquidity and Capital Resources

Through September 30, 2021, the Company funded its operations primarily with proceeds from its Series A convertible preferred stock financing (“Series A Financing”) and most recently, with proceeds from its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $8.8 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $26.8 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash of $40.7 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”).

Unaudited Interim Financial Information

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these condensed financial statements, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2020 and 2019 included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021 (the “Prospectus”). The results for any interim period are not necessarily indicative of results for any future period. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

Leases

Effective January 1, 2021, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under Accounting Standards Codification ("ASC") 840, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. As of August 3, 2021, the date of the closing of the Company's IPO, the Company had deferred offering costs related to the IPO of $4.0 million. After closing of the IPO, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Recently Issued Accounting Standards Updates

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the condensed financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Machinery and equipment	$443	$443
Less accumulated depreciation	(324)	(257)
Construction in progress	183	—
Property and equipment, net	$302	$186

Depreciation expense was $22,000 for the three months ended September 30, 2021 and 2020 and was $0.1 million for the nine months ended September 30, 2021 and 2020.

4. prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$3,167	$150
Other	35	—
Prepaid expenses and other current assets	$3,202	$150

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued offering costs	$—	$876
Accrued clinical trials	164	376
Accrued compensation	474	400
Accrued other	202	126
Total accrued expenses and other current liabilities	$840	$1,778

6. Debt

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

In August 2021, the Company repaid the PPP Loan of $0.2 million in full.

7. Stockholders' Equity (DEFICIT)

In August 2021, in connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorized 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s Board of Directors in one or more series.

Common Stock

There were 490,000,000 shares and 50,700,000 shares authorized for issuance at September 30, 2021 and December 31, 2020, respectively, and 18,754,553 shares and 3,764,488 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.

Convertible Preferred Stock

Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock.

8. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

On May 7, 2018, the Company established and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) providing for the granting of stock awards for employees, directors and consultants to purchase shares of the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), the plan was terminated and no further issuances were made under the 2018 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2018 Plan.

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued on the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. 11,021,808 shares were available for grant as of September 30, 2021.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2021 and continuing through January 1, 2031, by the lesser of 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year; and 400,000 shares, except before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth above. As of September 30, 2021, no shares of common stock had been issued under the ESPP and 200,000 shares remained available for future issuance under the ESPP. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the nine months ended September 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,247,158	$5.16	9.34	$1,486
Granted	786,407	8.08
Exercised	—	—
Forfeited	(127,721)	(5.16)
Outstanding at September 30, 2021	1,905,844	$6.37	9.02	$2,372
Exercisable at September 30, 2021	297,008	$3.62	8.12	$1,031
Options expected to vest as of September 30, 2021	1,608,836	$6.87	9.18	$1,341

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 is $5.79 and $0.96, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

For the nine months ended September 30, 2021 and 2020, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2021	September 30, 2020
Volatility	88.78%-89.15%	83.3%-91.8%
Expected life (years)	5.49-6.27	6.08
Risk-free interest rate	0.66%-0.70%	0.5%-1.4%
Dividend rate	—%	—%

•
Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•
Expected life—The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The expected term of the options granted to employees and non-employee directors by the Company has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
•
Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•
Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$129	$13	$477	$46
General and administrative	348	3	753	8
Total stock-based compensation expense	$477	$16	$1,230	$54

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was $7.1 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.16 years.

9. LICENSE AGREEMENTS

Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation

In June 2016, the Company entered into an exclusive license agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation ("UABRF"), as amended from time to time (the “Emory License Agreement”). The Emory License Agreement was amended in October 2017 and July 2020. Under the Emory License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy related patents and know-how related to gamma-delta T cells developed by Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, the University of Alabama at Birmingham, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

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

In consideration of the license granted under the UABRF License Agreement, the Company paid UABRF a nominal upfront payment and issued 91,250 shares of common stock to UABRF, which were subject to certain antidilution rights.

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

Antidilution Provision

The antidilution provision required the Company to issue additional shares of common stock such that UABRF maintains a 2.5% ownership interest in the Company until it has raised at least $20.0 million through one or more rounds of investment. As of September 30, 2021, the Company had a total of 151,382 shares of common stock issued in satisfaction of this antidilution provision.

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

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,391)	$(1,681)	$(8,804)	$(6,246)
Cumulative dividends on convertible preferred stock	—	(501)	—	(1,065)
Net loss attributable to common stockholders	$(3,391)	$(2,182)	$(8,804)	$(7,311)
Net loss per share—basic and diluted	$(0.25)	$(0.60)	$(1.26)	$(2.14)
Weighted-average number of shares used in computing net loss per share—basic and diluted	13,377,682	3,614,329	7,004,099	3,410,101

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	5,514,404	—	9,762,331
Stock options to purchase common stock	353,554	—	1,905,844	358,892
Warrants to purchase preferred stock	—	—	—	231,396

11. COMMITMENTS AND CONTINGENCIES

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

12. LEASES

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

Equipment Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $1.4 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2021, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of September 30, 2021 and December 31, 2020. They are included in other non-current assets on the condensed balance sheet.

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

In September 2021, the Company entered into a new operating lease for office space in New York, New York, with a term commencing on September 15, 2021 and continuing through March 2027. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

In September 2021, the Company entered into a build-to-suit lease agreement with ECBuild to build out the Company's labs in Birmingham Alabama. The agreement has a threshold of $4.0 million in total costs incurred.

The operating leases required security deposits at the inception of each lease. The security deposits amounted to approximately $268,000 for the nine months ended September 30, 2021. They are included in other non-current assets on the condensed balance sheet.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost
Amortization of finance right-of-use assets	$141	$392
Interest on finance lease liabilities	22	67
Operating lease cost	63	168
Short-term lease cost	118	367
Total lease cost	$344	$994

September 30, 2021
Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$67
Cash paid for amounts included in the measurement of lease liability – operating leases	105
Weighted-average remaining lease term – finance leases	1.83
Weighted-average remaining lease term – operating leases	4.96
Weighted-average discount rate – finance leases	10.2%
Weighted-average discount rate – operating leases	10.4%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at September 30, 2021 (in thousands):

	Financing Leases	Operating Leases
Remainder of 2021	$164	$53
2022	435	405
2023	252	478
2024	30	490
2025	—	502
Thereafter	—	357
Total lease payment	881	2,285
Less: interest	74	528
Total lease liabilities	807	1,757
Less: short-term lease liability	464	164
Long-term lease liability	$343	$1,593

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and exchange Commission, or the SEC. The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2020 included in the final prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-249530) for our initial public offering, or IPO, dated July 29, 2021, that was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on July 30, 2021, which we refer to as the Prospectus.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. Gamma-delta T cells are naturally occurring immune cells that embody properties of both the innate and adaptive immune systems, and can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous and genetically modified approaches to develop novel cell therapies, which are designed to effectively identify and eradicate tumor cells. We are currently the most clinically advanced gamma-delta T cell company. Our lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with leukemia that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report the initial results from the second and third cohorts in this Phase 1 trial in 2022. For INB-100, we expect to report initial results from the first cohort in our Phase 1 clinical trial in 2022, with additional results in 2023. In addition, our DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-400, focused on addressing other solid tumor types. We expect to potentially file up to three INDs for our pipeline product candidates through 2023 with a total of four planned INDs over the next three years, including one in an undisclosed indication.

On August 3, 2021, we completed our IPO, whereby we issued and sold 4,000,000 shares of our common stock at a price to the public of $10.00 per share for aggregate gross proceeds of $40.0 million. We received approximately $32.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through September 30, 2021, we raised an aggregate of $67.9 million of gross proceeds from the sale of our securities, including through our IPO.

We have incurred significant operating losses since our inception. Our net losses were $8.8 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $26.8 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance INB-100 and INB-200 through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. It is likely that we will seek third-party collaborators for the future commercialization of INB-100, INB-200 or any other product candidate that is approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution. If we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Other Third Quarter Business Highlights

•
In July 2021, we appointed Emily Fairbairn and Luba Greenwood as two independent members of our board of directors. Ms. Fairbairn is currently a principal of Transcend Partners and was co-founder and CEO of Ascend Capital. Ms. Greenwood serves as Managing Partner of Binney Street Capital LLC, a venture capital fund established by the Dana Farber Cancer Institute, and as CEO of LUCA Biologics.
•
In August 2021, we completed dosing of the first cohort of INB-100, a Phase 1 clinical trial of donor-derived allogeneic gamma-delta T cells in leukemia patients undergoing haploidentical HSCT. No severe adverse infusion reactions, cytokine release syndrome, neurotoxicity (or ICANS) or dose-limiting toxicities were observed. Episodes of mild-to-moderate acute skin graft-versus-host-disease, or GvHD, responsive to standard therapy have been observed. Additional patients will be enrolled at the first dose-level to further assess these events and any potential relationship to the ongoing positive clinical responses observed in the INB-100 treated patients. Skin biopsies were consistent with the expected pathology in post-HSCT GvHD and the vast majority of immune cell infiltration were alpha-beta T cells. All three patients treated with INB-100 continue in remission with the first two patients beyond 18- and 16-months post-transplant, respectively. We continue to expect to report initial results from the first cohort in this Phase 1 trial in 2022, with topline results for all cohorts in 2023.
•
In September 2021, we announced the peer-reviewed publication of preclinical results that we believe provides foundational support for the use of its DeltEx Drug Resistant Immunotherapy, or DRI, in newly diagnosed GBM. This work, published in Scientific Reports, a Nature Portfolio journal, focused on the use of gamma-delta T cells genetically engineered to be chemotherapy resistant through the addition of an O6-Methylguanine-DNA Methyltransferase, or MGMT. Concurrent dosing of DRI cells with temozolomide (TMZ) resulted in a significant improvement in survival outcomes in mice over either monotherapy alone in both classical and mesenchymal primary high-grade glioma.
•
In October and November 2021, we presented updates on our programs at the 2021 Advanced Therapies Congress and at the 13th Annual Protein and Antibody Engineering Summit (PEGS) Europe.

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

•
preclinical studies expenses associated with conducting preclinical studies performed by ourselves, outside vendors or academic collaborators;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$1,350	$1,057	$293
General and administrative	2,041	624	1,417
Total operating expenses	3,391	1,681	1,710
Loss from operations	(3,391)	(1,681)	(1,710)
Net loss	$(3,391)	$(1,681)	$(1,710)

Research and Development Expenses

Research and development expenses were $1.4 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.3 million was primarily due to increased third-party clinical trial related activities and contract manufacturing costs for the ongoing clinical trial for INB-200 and increased personnel-related costs, including salaries, benefits and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $2.0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $1.4 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation, in anticipation of operating as a public company.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$4,660	$3,893	$767
General and administrative	4,144	2,353	1,791
Total operating expenses	8,804	6,246	2,558
Loss from operations	(8,804)	(6,246)	(2,558)
Net loss	$(8,804)	$(6,246)	$(2,558)

Research and Development Expenses

Research and development expenses were $4.7 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.8 million was primarily due to increased third-party clinical trial related activities and contract manufacturing costs for the ongoing clinical trial for INB-200 and increased personnel related costs, including salaries, benefits and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $1.7 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation and increased legal expenses, in anticipation of operating as a public company.

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily through the sale of equity and equity-linked securities. Through September 30, 2021, we have raised an aggregate of $67.9 million of gross proceeds from the sale of our securities, including through our IPO.

As of September 30, 2021, we had cash of $40.7 million. Our net loss was $8.8 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $26.8 million. Since inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, if at all. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,333)	$(5,408)
Net cash used in investing activities	(153)	—
Net cash provided by financing activities	34,167	25,466
Net increase in cash	$22,681	$20,058

Operating Activities

Cash used in operating activities was $11.3 million during the nine months ended September 30, 2021, primarily due to our net loss of $8.8 million and decrease in our operating assets and liabilities of $4.3 million partially offset by increases in non-cash charges of $1.8 million. Decreases in our operating assets and liabilities consisted primarily of $0.9 million in accrued expenses and other current liabilities mainly due to lower legal accruals as a result of the completion of the IPO, $0.3 million in other non-current assets as a result of security deposits for the operating leases, and $3.1 million in prepaid expenses and other current assets mainly due to lower clinical prepaids for the quarter. Increases in our non-cash charges consisted primarily of $1.2 million in stock-based compensation due to higher employee headcount, $0.5 million in amortization of operating and finance leases for the quarter, and $0.1 million of depreciation.

Cash used in operating activities was $5.4 million during the nine months ended September 30, 2020, primarily due to our net loss of $6.2 million offset by increases in our operating assets and liabilities of $0.6 million and increases in non-cash charges of $0.2 million. Increases in our operating assets and liabilities consisted primarily of $0.8 million in accrued expenses and other current liabilities due to increased legal accruals related to preparing for the IPO. Increases in our non-cash charges consisted primarily of $0.1 million in stock-based compensation due to higher employee headcount as we continue to expand.

Investing Activities

Cash used in investing activities was $0.2 million during the nine months ended September 30, 2021, primarily due construction in progress activity in relation to the build-to-suit lease activity.

Financing Activities

Cash provided by financing activities was $34.2 million during the nine months ended September 30, 2021, primarily due to proceeds received from the issuance and sale of common stock in our IPO.

Cash provided by financing activities was $25.5 million during the nine months ended September 30, 2020, primarily due to the issuance of Series A convertible preferred stock.

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

Contractual Obligations and Commitments

Other than as set forth below, there were no material changes to our contractual obligations and commitments during the nine months ended September 30, 2021 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus:

In September 2021, we entered into an operating lease for laboratory space in Birmingham, Alabama, for a 63-month term, ending in March 2026, with an option to extend five years. Throughout the term of the lease, we are responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportional share of applicable taxes, operating expenses and utilities (see Note 12 of our condensed financial statements for additional information).

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements located in “Part I – Financial Information, Item 1. Condensed Financial Statements” in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-200 and INB-100. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing, our clinical trials and our business could suffer.
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

We have incurred significant operating losses since inception. Our net loss was $8.6 million for the year ended December 31, 2020 and $8.8 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $26.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-200, INB-100 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in “Risks related to manufacturing and our dependence on third parties,” including “—Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.”

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

The clinical and commercial landscape in the indications we are targeting, as well as in the field of immuno-oncology, is highly competitive. We may face potential competition with respect to our current product candidates and may face competition with respect to any other product candidates that we may seek to develop or commercialize in the future from pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions.

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

Moreover, the process of manufacturing lentiviral vector and cell therapies is susceptible to product loss due to contamination, equipment failure or improper installation, maintenance or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, increased costs, impact to key product quality attributes, and other supply disruptions. Such minor deviations did in fact occur in our previously contracted manufacturing facility due to operator error.

Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates and/or their precursors are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our cell therapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability and variability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product and patients may not receive a dose. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, the selection and distribution of the appropriate cell line for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

Our gamma-delta T cell products for INB-200 and INB-100 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will only cover approximately 29 patients. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates INB-200 and INB-100 are dependent on our license agreements with The UAB Research Foundation, or UABRF, Children's Healthcare of Atlanta, Inc., or CHOA, and Emory University, or Emory, together with UABRF and CHOA, the "Licensors." pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-200 and INB-100. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see note 9 in our condensed financial statements, “License Agreements.”

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2021, we owned, co-owned or exclusively licensed two issued U.S. patents, two issued European patents, one allowed patent application in Europe, one allowed patent application in Australia, one allowed patent application in Israel, eight pending U.S. applications, one pending PCT application and 47 other foreign national-stage applications, including four European regional-phase applications that are important to the development of our business.

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

As of September 30, 2021, we had 13 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2021.

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

Based upon shares of our common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 68.7% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On August 3, 2021, we completed our IPO in which we issued and sold 4,000,000 shares of our common stock at a public offering price of $10.00 per share pursuant to its Registration Statement on Form S-1, as amended (File No. 333-249530). We received net proceeds from the initial public offering of $32.3 million, after deducting underwriters’ discounts, commissions and estimated offering-related costs. B. Riley Securities Inc. acted as the sole book-running manager for the IPO.

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Prospectus. We plan to invest the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of September 30, 2021, we have not used any of the proceeds from the IPO.

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

10.1+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).
10.2+

Forms of Option Grant Notice and Option Agreement under 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020)

10.3+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.4+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).
10.5+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
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

IN8bio, Inc.

Date:	November 10, 2021	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2021	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)