Form 10-K
period 2021-12-31
IN8BIO, INC.
filed 2022-03-17
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39692

IN8BIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-5462585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 5th Avenue, Suite 5330 New York, New York	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 600-6438

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INAB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $10.00 per share of the Registrant’s common stock on the Nasdaq Capital Market on July 30, 2021, was $61.5 million. The Registrant has elected to use July 30, 2021, which was the initial trading date of the Registrant’s common stock on the Nasdaq Capital Market, because on the last day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a private company.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 18,812,267.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2022 Annual Meeting of Stockholders of the Registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

261071999 v3

In this report, unless otherwise stated or the context otherwise indicates, the terms “IN8bio, Inc.,” “the company,” “we,” “us,” “our” and similar references refer to IN8bio, Inc. “IN8BIO,” “INEIGHTBIO,” the IN8BIO logo, DeltEx and other trademarks, trade names or service marks of IN8bio, Inc. appearing in this Annual Report are the property of IN8bio, Inc. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto. The images found on pages 10, 13, 17, 21 and 24 of this Annual Report were created with biorender.com.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements. These forward-looking statements include statements concerning the following:

•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•
our plans to develop and commercialize our product candidates;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•
our ability to take advantage of abbreviated regulatory pathways for any of our product candidates;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic and other geopolitical tensions, such as Russia's recent incursion into Ukraine, on our business, our industry and the economy;
•
our ability to successfully acquire or in-license additional product candidates on reasonable terms;
•
our ability to maintain and establish collaborations or obtain additional funding;
•
our ability to obtain regulatory approval of our current and future product candidates;
•
our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
the implementation of our business model and strategic plans for our business and product candidates;
•
our intellectual property position and the duration of our patent rights;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to compete in the markets we serve;
•
the impact of government laws and regulations and liabilities thereunder;
•
our need to hire additional personnel and our ability to attract and retain such personnel;
•
developments relating to our competitors and our industry; and
•
other factors that may impact our financial results.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. A summary of selected risks associated with our business are set forth below. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained

ii

in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. Gamma-delta T cells are naturally occurring immune cells that embody properties of both the innate and adaptive immune systems and can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous and genetically modified approaches to advance novel cell therapies, which are designed to effectively identify and eradicate tumor cells. We are currently the most clinically advanced gamma-delta T cell company.

Our lead product candidates are in Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report initial topline Phase 1 clinical trial results in the second half of 2022. For INB-100, we expect to report initial results from the first cohort in our Phase 1 clinical trial in 2022, with topline results for all cohorts in 2023. In addition, our plan to initiate a new Phase 1b/2 clinical program INB-400 in which both allogeneic and autologous genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. A portfolio of preclinical programs, including INB-300, focused on addressing various solid tumors using a dedicated gamma-delta chimeric antigen receptor T cell, or CAR-T cell, construct is also in progress. We will continue to advance internal research, including the application of our proprietary DeltEx DRI approach into additional solid tumor indications. We expect to file several investigational new drug applications, or INDs, for our pipeline product candidates through 2023, with the first investigational new drug application, or IND, expected to be filed by the second half of 2022.

Chemotherapy, a mainstay of solid tumor treatment, can deplete and damage immune cells, limiting their ability to seek and kill tumors. Despite these limitations, chemotherapy continues to be used in standard-of-care regimens because of its ability to rapidly and directly kill tumors. Chemotherapy, however, can also result in residual tumor cells that are chemotherapy resistant and lead to disease recurrence.

Recent studies show that the injury response to DNA damage from chemotherapy in live tumor cells can promote anti-tumor immune activity and impact subsequent tumor rejection. These positive immune effects are obstructed by the lymphodepleting properties of chemotherapy, which can severely reduce the number of immune cells, such as gamma-delta T cells, that can seek out and kill the residual tumor cells. We have leveraged our proprietary genetic modifications of gamma-delta T cells to protect the cells from chemotherapy-induced damage, allowing for their concurrent delivery with chemotherapy. This could potentially enable our candidates to recognize and kill residual tumor cells, including chemotherapy resistant cells, by attacking at the time when the tumor is experiencing maximum chemotherapy-induced stress and vulnerability. We have termed this approach as our “DeltEx drug resistant immunotherapy,” or DeltEx DRI, and it is the basis for several of our programs. We are the first company to advance genetically modified gamma-delta T cells into the clinic. In order to develop an off-the-shelf therapy, we are also testing the safety of a donor-derived, expanded, activated, non-genetically modified gamma-delta T cell therapeutic candidate, or DeltEx Allo, for the treatment of leukemia.

Our DeltEx platform is designed to overcome many of the challenges associated with the expansion, genetic engineering and scalable manufacturing of gamma-delta T cells. This approach allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. Our capabilities stem from the knowledge and experience passed to our team by our scientific co-founder, Lawrence Lamb, PhD, who has been working with cellular therapies and specifically gamma-delta T cells since the early 1990s. Dr. Lamb published some of the earliest manufacturing methods for certain subsets of gamma-delta T cells and has extensive experience scaling and conducting GMP manufacturing. He was an inspector and auditor for the Foundation for the Accreditation of Cellular Therapy, or FACT for over 20 years. We believe that our unique corporate insights into the advanced manufacturing and biology of gamma-delta T cells provide us with an innovative approach toward treating cancer that capitalize on the particular properties of gamma-delta T cells. We have advanced two novel programs into the clinic that have the potential to demonstrate durable tumor responses. We have used the DeltEx platform to create our deep pipeline of innovative allogeneic, autologous and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes.

Our Pipeline

The following chart shows the developmental status of our clinical and preclinical product candidates, all of which are wholly owned:

Figure 1. Pipeline Chart

Our lead product candidate, INB-200, is a genetically modified autologous gamma-delta T cell currently in a Phase 1 clinical trial. In preclinical studies, our DeltEx DRI technology has been shown to allow gamma-delta T cells to survive and remain functional at therapeutic and supratherapeutic concentrations of chemotherapy. Such levels, which would normally be toxic to immune cells, allow our DeltEx DRI gamma-delta T cells to be used concomitantly with chemotherapy for the treatment of multiple solid tumor cancers. We engineered INB-200 to be resistant to alkylating agents such as temozolomide, or TMZ, a class of chemotherapeutic drugs used in the treatment of GBM and other cancers. This could allow INB-200 to be administered in combination with the current standard-of-care in the newly diagnosed treatment setting where survival has remained at less than 2.5 years since 2005. In preclinical studies, we demonstrated that such concomitant combinations resulted in durable improvements in long-term overall survival and complete eradication of tumor in 80% of animals. The current INB-200 Phase 1 clinical trial is a dose escalation protocol for newly diagnosed GBM patients at the Heersink School of Medicine and O’Neal Comprehensive Cancer Center at the University of Alabama at Birmingham, or UAB. The protocol is designed to evaluate single and multi-dose schedules of a fixed concentration of gene-modified chemotherapy-resistant gamma-delta T cells. We expect to report the initial topline results from this Phase 1 clinical trial in the second half of 2022.

INB-100, our first off-the shelf allogeneic DeltEx product candidate, was developed to demonstrate the safety of donor-derived expanded and activated gamma-delta T cells that do not undergo additional genetic modification. This product candidate is being administered in a dose-escalation Phase 1 clinical trial for the treatment of patients with high-risk leukemias that are undergoing HSCT. Acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, represent two of the three most common allogeneic HSCT-treated cancers, accounting for approximately 50% of all allogeneic HSCTs. We have developed scalable methods to expand and activate gamma-delta T cells from peripheral blood in an automated manufacturing device. Prior clinical observations have shown that high numbers of circulating gamma-delta T cells have been correlated with improved survival outcomes in HSCT patients. This Phase 1 dose-escalation clinical trial of INB-100 in allogeneic HSCT patients is being conducted at the University of Kansas Cancer Center. We currently expect to report initial data from the first cohort in this trial in 2022, and topline data from all cohorts in 2023.

INB-400 is our first allogeneic DeltEx DRI product candidate to treat solid tumor cancers, including newly diagnosed GBM, which will also further confirm the clinical efficacy of autologous DeltEx therapy. We plan to utilize clinical data from the Phase 1 clinical trials of INB-200 and INB-100 to provide the safety data necessary to support submission of an IND for INB-400 by the second half of 2022 for the treatment of newly diagnosed and relapsed GBM patients. INB-400 will evaluate the safety of genetically modified allogeneic DeltEx DRI gamma-delta T cells and assess their clinical activity in relapsed GBM patients while also confirming the safety and efficacy of autologous DeltEx DRI gamma-delta T cells in a newly diagnosed GBM patient population. Eventually we expect this construct will be assessed in a broader range of solid tumor cancer populations.

We are also developing a broad portfolio of preclinical programs in our efforts to effectively target and eliminate cancer. INB-300 is a preclinical program focused on developing CAR-T enabled DeltEx DRI product candidates for which we expect to target both brain tumors and additional extracranial solid tumors. Additional programs are focused advanced manufacturing methodologies and on logical combinations with other therapies approved by the U.S. Food and Drug Administration, or FDA. Such combinations can drive synergies and enhance the antitumor activity of compounds such as checkpoint inhibitors, and DNA damage response (DDR) inhibitors such as poly (ADP-ribose) polymerase, or PARP, inhibitors, or PARPi. At the 2021 meeting of the Society for Immunotherapy of Cancer, or SITC, we showed that the use of alkylating chemotherapies in combination with PARPi could act synergistically to reduce tumor size and significantly increase expression of NKG2D ligands. A combination of Temozolomide (TMZ) with PARPi (niraparib) increased expression of stress ligands on multiple solid tumor cell lines in vitro with up to a 29 times increase in mRNA expression of NKG2D ligands. Increases were seen in human classical and proneural human glioblastoma xenolines as well as in SB28 cells, a treatment-resistant mouse glioma cell line to closely resembles predicted treatment responses of advanced human GBM tumors. Increased expression of NKG2DL results in a more visible target for gamma-delta T cells, enhancing both recognition and killing. We believe these data demonstrating the ability to upregulate the expression of innate immune markers such as NKG2DL on tumor cells are important because it significantly increases tumor antigen density and immune activation through increased avidity. Data presented at the 2021 American Society of Hematology, or ASH, annual meeting demonstrated that antigen density on the surface of tumor cells is a critical modulator of CAR-T function. Higher antigen density involving thousands of antigen-ligand interactions is required for full CAR-T cell activation, whereas lower antigen levels were found to be associated with resistance to CAR therapy and/or a higher incidence of relapse.

As of December 31, 2021, our intellectual property portfolio consists of seven patent families that broadly protect our DeltEx platform and our product candidates, both through composition of matter and method of use. Our patents broadly cover any genetic modification to gamma-delta T cells that confers chemotherapy resistance. Our future product candidates could incorporate additional proprietary genetic alterations designed to make them resistant to other chemotherapies utilized to treat multiple types of solid tumor cancers. Our patents also cover the method of generating these genetically engineered cells from patients or donors and their use in multiple solid and liquid tumors. Our portfolio broadly covers the use of allogeneic gamma-delta T cells in HSCT. Finally, we have patent families that cover the composition of our CAR constructs in gamma-delta T cells, specifically in our DeltEx DRI cells, and their use in multiple solid and liquid tumors.

Our Strategy

We are dedicated to leveraging our DeltEx platform to develop next generation cell therapies that we believe can dramatically improve outcomes for cancer patients. To achieve this goal, our strategy is as follows:

•
Continue advancing our lead clinical product candidates, INB-200 and INB-100. INB-200 is our lead autologous DeltEx DRI program that we are initially developing for the treatment of newly diagnosed glioblastoma, or GBM. We are conducting a Phase 1 dose-escalation clinical trial assessing single and multiple dosing schemas at UAB. We expect to report topline results from this Phase 1 trial in the second half of 2022. We are also conducting a Phase 1 dose escalation clinical trial of INB-100, our allogeneic DeltEx product candidate in allogeneic HSCT patients, from which we currently expect to report initial results from the first cohort in 2022 and topline results from all cohorts in 2023.
•
Advance INB-400 and INB-300 into clinical development, subject to receiving authorization from FDA pursuant to company-sponsored INDs. Based on updated FDA guidance, we plan to submit an initial autologous investigational new drug application, or IND, for INB-400, in the second half of 2022 with a supplemental IND covering the allogeneic cells shortly thereafter. We intend to leverage the clinical data from our Phase 1 clinical trials of INB-200 and INB-100 to provide the safety data necessary to support the IND submission in newly diagnosed and relapsed GBM patients. INB-300 is a DeltEx DRI with a chlorotoxin CAR, for which a construct has been created and we are testing its ability to kill various tumors in preclinical studies.
•
Leverage our DeltEx platform for additional indications and product candidates. We will continue to advance internal research including the application of our proprietary DeltEx DRI approach into additional solid tumor indications. We are also developing additional discovery programs that could incorporate additional proprietary genetic modifications in our DeltEx platform designed to address both solid and liquid tumors. We expect to submit several INDs using technology assessed in INB-200, including in combination with other therapeutics and in other solid tumors outside of GBM, over the next few years.
•
Advance and continue to scale our manufacturing. We have established an automated, closed-system, reproducible, scalable manufacturing platform. We will continue to focus on expanding manufacturing capacity and capabilities along with advanced manufacturing methods to support our ongoing and anticipated clinical development. In addition to using collaborators and contract manufacturers, we plan to build internal manufacturing capabilities as we demonstrate clinical proof-of-concept, leveraging our company know-how and collaborators for product delivery, logistics and capacity expansion across our parallel processes.
•
Independently develop and commercialize our product candidates where we believe we can maximize their value and benefit to patients. Given the broad applicability of our DeltEx technology pipeline across multiple solid and liquid tumor indications, we plan to maximize its value by retaining development and commercialization rights to the product candidates, indications and geographies that we believe we can commercialize successfully on our own, pending regulatory approval. We plan to collaborate on candidates that show promising utility in disease indications, patient populations or geographies that we believe would be better served by the resources, specific expertise or commercial abilities of other biopharmaceutical companies or partners.

Gamma-Delta T Cells: Leveraging the Nexus of the Immune System

The Rise of Cell Therapy

There has been significant recent innovation in the treatment of cancer, including novel biological and cell therapies. Immuno-oncology utilizes the immune system to identify and kill cancer cells. Such therapies can either prevent the tumor’s ability to suppress immune attack or to directly utilize immune cells to target and kill cancer cells. The immune system consists of complex and highly evolved cells that have the ability to target dangerous pathogens and damaged or sick tissue to keep the body safe. The system is generally comprised of two functional branches, the innate and the adaptive. Gamma-delta T cells are endowed with at least two independent recognition systems to sense tumor cells and to initiate anticancer killing by recruiting and activating multiple immune cell types.

The innate and adaptive immune responses both play critical roles in the fight against cancer. While both systems possess critical functions, the most effective tumor killing occurs when they work in concert. As shown in Figure 2 below, gamma-delta T cells sit at the nexus of the two systems and possess a powerful combination of both innate and adaptive cell properties. They can directly kill without prior antigen priming, similar to certain innate cells, such as NK cells, but can also function to present antigen directly to drive cytokine release and to target neoantigens through antigen mediated cell killing.

Figure 2. Gamma-Delta T Cells: Innate and Adaptive Immune System Characteristics

Most cell therapy approaches utilize either the adaptive immune system, such as alpha-beta T cells, or the innate immune system, such as NK cells. These approaches have certain inherent limitations, particularly against solid tumors. Taken together, the unique properties of gamma-delta T cells indicate that their therapeutic application can overcome many of these challenges. Simplistically, gamma-delta T cells are a combination of both worlds, with the memory and persistence features of the adaptive immune cells along with the recognition, killing and safety features of the innate immune cells.

Inherent Limitations of Current Cell Therapy Approaches

A common approach in cell therapy involves the use of genetically engineered CARs on a T or NK cell that enable it to recognize a specific protein or antigen that may be present on the surface of tumor cells. The CAR bypasses the normal biology of T and NK cells, by driving their activation through the binding of the CAR-directed antigen. While effective for direct antigen recognition, the inherent heterogeneity of solid tumors means that it is unlikely that any single antigen will be expressed by all tumor cells.

Since 2017, the FDA has approved six autologous CAR-T cell therapies, KYMIRAH®, Yescarta®, Breyanzi®, Abecma® TECARTUS®, and CARVYKTI®, which have been transformative in the treatment of certain hematological cancers, but CAR-Ts have had extremely limited efficacy in solid tumors to date. This lack of efficacy in solid tumors underscores the inherent challenges of CAR-T approaches. Many of the limitations of CAR-T cell therapies are related to the fundamental dynamics of solid tumors and T cell biology. This includes (i) the potential inability to effectively target the entire tumor using a single antigen CAR due to tumor heterogeneity, (ii) the potential inability to effectively penetrate the tumor microenvironment, or TME, due to physical barriers such as tumor bulk, (iii) the lack of tumor antigens, which are ubiquitously and uniquely expressed on tumor cells, (iv) potential limited T cell function due to the immunosuppressive TME, including regulatory T cells, or Tregs, and other immune-suppressive cells, (v) limited ability to efficiently deliver cells directly to the tumor site, and (vi) the inability to combine with effective chemotherapeutic regimens due to the chemosensitivity of immune cells. Additional challenges that have potentially hampered widespread adoption of existing CAR-T technologies include scalability, safety and cost.

In recent years, there has been increasing focus on CAR-NK cell therapies, with multiple programs currently in development. NK cells are innate immune cells that possess the ability to detect and kill cancer cells by recognizing common antigens without highly selective adapted receptors towards specific antigens. Their cytotoxicity is mainly dependent on the balance between activating and inhibitory signals, such as killer cell immunoglobulin-like receptors, or KIRs, which can be overcome with the addition of CARs to allow for their use in cell therapy. CAR-NKs are attractive over alpha-beta CARs for two primary reasons: (i) CAR-NKs do not express the cytokine IL-6, one of the major drivers of cytokine release syndrome, or CRS, which can lead to substantial morbidity and mortality with immune CAR-T therapies; and (ii) CAR-NKs are not major histocompatibility complex, or MHC, restricted and can be infused from a donor to a patient without complex and expensive genetic engineering to prevent graft versus host disease, or GvHD.

Despite these advantages, the development of CAR-NKs has faced several key challenges — in particular, manufacturing difficulties and limited scalability, their sensitivity to cryopreservation leading to a loss of viability and cytotoxicity, and a limited ability to efficiently introduce genetic modifications. Importantly, against solid tumors, the addition of a CAR to overcome KIR inhibition in an NK cell overrides their endogenous ability to target multiple receptors and results in a single antigen targeting CAR with the same limitation towards relapse due to tumor heterogeneity and ultimately antigen escape as a CAR-T. More recently, following early CAR-NK cell clinical data, there have been increased questions about the persistence of NK cell based cellular therapies and the durability of response.

The inherent and engineered limitations of these therapies, particularly in the solid tumor setting, creates substantial opportunity for improved and differentiated cell therapies for cancer.

Why Gamma-Delta T Cells?

Gamma-delta T cells are a unique subset of immune cells that sit at the nexus of the innate and adaptive immune systems and possess properties of both, performing diverse immune functions including protection against tumors. This combination of features conveys functional abilities that make them ideally suited for use in cell therapy against cancer. They typically account for up to 10% of T cells but can undergo rapid activation and expansion in response to diseased or damaged tissue. As gamma-delta T cells bridge between the innate and adaptive immune response, they are thought to have greater persistence than NK cells. Our own histopathological data from the INB-200 clinical trial has demonstrated both an increase in the number gamma-delta T cells and their continued presence in the TME ~150 days following infusion of our DeltEx DRI modified gamma-delta T cells. The University of Pennsylvania published data in the journal Nature in February 2022 that, demonstrated decade-long leukemia remissions in two patients with chronic lymphocytic leukemia. The data showed persistence of highly activated CD4+ CAR-T cells including a large population of gamma-delta CAR-T cells that prominently expanded in one patient along with CD8+ CAR T cells.

Gamma-delta T cells are multifunctional with a complex receptor repertoire including the semi-invariant T cell receptor, or TCR, which allows them to distinguish between healthy and diseased or stressed tissue. This distinct mode of antigen recognition is a critical feature that distinguishes them from not only alpha-beta T cells but also B cells and NK cells. Gamma-delta T cells can kill effectively, both by direct cellular killing as well as the recruitment of additional immune cell types to induce killing. Importantly, gamma-delta T cells can kill in situations where other immune cells cannot, such as alpha-beta T cells through the downregulation of MHC expression NK cells through inhibition by matched KIR.

Gamma-delta T cells have been referred to as “nature’s CAR-T cells” because their complex antigen recognition allows them to naturally and effectively target and eliminate diseased tissues, such as tumor tissue. As shown in Figure 3 below, their diverse receptor repertoire may enable them to recognize and target the array of multiple antigens expressed by solid tumors, which has been a significant challenge to existing single-antigen targeting CAR technologies using NK and alpha-beta T cells.

Figure 3. “Nature’s CAR-T Cell”

Gamma-delta T cells also have the inherent ability to recognize a broad array of cellular stress signals, leading to both direct tumor cell killing as well as activation of a multifaceted immune response. Gamma-delta T cells have been observed to directly recognize and respond to a variety of MHC-like stress-induced self-antigens expressed by malignant cells without previously having the antigen presented, similar to NK cells. This recognition of stress antigens is achieved through a combination of gamma-delta TCRs, natural killer receptors, or NKRs, such as NKG2D, and toll-like receptors, or TLRs. This diversity of receptors is central to gamma-delta T cells’ ability to identify healthy versus diseased tissue and may also contribute to their ability to effectively target cells, such as tumor cells with high variability and/or heterogeneity, thereby reducing antigen escape as shown in Figure 4.

Figure 4. Innate Immune Cell Receptors of Gamma-Delta T Cells

The following highlights key potential advantages of gamma-delta T cells in comparison to other cell therapies for cancer:

•
Differentiate between healthy and cancer cells. By using a combination of signaling receptors, including gamma-delta TCR, NKG2D and TLR, among others, gamma-delta T cells can safely distinguish between safe and dangerous tissues, such as cancerous tissues, within the body.

•
Broad tumor recognition overcomes surface antigen heterogeneity. The tumor contains cells that express a variety of antigen targets at different levels of expression. The complex and polyclonal binding abilities of gamma-delta TCR and NKG2D receptor allow them to broadly target diseased tissue and cover the heterogeneity of the tumor.
•
Recruit and activate additional immune effector cells. Gamma-delta T cells broaden the immune response both through secretion of effector cytokines and chemokines that recruit and stimulate immune cells at the tumor. Gamma-delta T cells can elicit dendritic cell, or DC maturation by conveying danger associated molecular patterns, or DAMPs, and pathogen associated molecular patterns, or PAMPs to such cells. Certain subtypes of gamma-delta T cells also function directly as professional antigen presenting cells, or APCs, that activate and instruct alpha-beta T cells, similar to other innate immune cells like DCs, in order to elicit a potent and selective adaptive immune response
•
Safety advantages over other cell therapies. Gamma-delta T cells do not recognize allogeneic MHC restricted antigens and thereby can be obtained from a partially matched or even unmatched donor, which may eventually allow these cells to be used ‘off-the-shelf’. Gamma-delta T cells also do not secrete IL-6, a significant driver of cytokine release syndrome, or CRS, which has been a fatal complication in CAR-T in acute leukemias.

How Gamma-Delta T Cells Kill

The biology of gamma-delta T cells is complex, with multiple mechanistic approaches to effectively recognize, target and directly kill tumor cells, as shown in Figure 5 below. This allows them to drive towards deeper immune responses through immune cell recruitment and activation, cytokine release and antigen presentation:

•
Induction of cellular apoptosis. Fas ligand, or CD95L, and tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, are both well-known triggers of cell death. These proteins are expressed on gamma-delta T cells, which allows them to engage the death receptors on target cells, leading to the direct destruction of cancer cells.
•
Secretion of cell-killing enzymes and proteins. Gamma-delta T cells secrete granzymes, cell killing enzymes, that are typical of killer cells and cytotoxic T cells, and perforin, a protein that opens a hole in the target cell, allowing for the entry of granzymes. This can lead to apoptosis, or programmed cell death, in the same manner as NK cells.
•
Antibody-dependent cellular cytotoxicity. Antibody-dependent cellular cytotoxicity, or ADCC, is cell-mediated cell killing, an efficient killing mechanism employed by the immune system. ADCC is triggered by the recognition of tumor-targeting antibodies through the CD16 expressed on gamma-delta T cells, similar to NK cells. This mechanism could allow the combination of gamma-delta T cell therapy with FDA-approved monoclonal antibody therapeutics, such as Rituxan, designed to enhance the effect of the antibody.

Figure 5. Multiple Cell-Killing Mechanisms of Activated Gamma-Delta T Cells

Opportunities for Gamma-Delta T Cells in Cancer

The therapeutic potential of gamma-delta T cells is supported by observations over almost 30 years demonstrating a significant clinical correlation between naturally occurring high levels of gamma-delta T cells and better survival outcomes in both hematologic and solid tumor cancers. Our founder and Chief Scientific Officer, Dr. Lamb, was the first person to report an association between levels of gamma-delta T cells and improved survival in leukemia patients undergoing allogeneic HSCT. His work, published in J. Hematotherapy in 1996, as depicted in Figure 6 below, and expanded on in a publication in Cytotherapy in 1999, found that the disease-free survival rate of HSCT patients who received T cell depleted, or TCD, cells from a partially matched donor increased in those with high levels of gamma-delta T cells. These findings have been supported by the reported studies of other scientists. In 2007, Dr. Lamb and his collaborators found that the association between post-transplant gamma-delta T cells and survival extended to at least seven years, and that 71% of patients with high levels of gamma-delta T cells survived up to seven years compared to 20% of patients with low levels of gamma-delta T cells.

Figure 6. Correlation of Naturally Occurring Gamma‑Delta T cells and Long‑Term Survival in Leukemia

A Stanford University analysis of tumor-infiltrating immune cells in approximately 18,000 human tumor samples found that among all the subtypes of immune cells analyzed, the presence of gamma-delta T cells as tumor infiltrating lymphocytes, or TILs, was the most highly correlated with overall survival, as shown in Figure 7 below. Patients with solid tumors containing gamma-delta T cells were significantly more likely to improve and potentially survive than those without gamma-delta T cells present.

Pan-cancer
(25 malignancies)
Solid tumors
(non-brain)
Favorable
Adverse
Leukocytes ranked by survival
γδ T cells
Tfh cells
CD8 T cells
MCs–
CD4 memory T cells+
DCs–
Naive B cells
PCs
CD4 naive T cells
M1-MΦs
NK cells+
T_{reg} cells
Monos
CD4 memory T cells–
DCs+
NK cells–
Memory B cells
M0-MΦs
M2-MΦs
MCs+
Eos
PMNs
$Q < 0.25$
0 1 2 3 4
Unweighted |meta-z|
γδ T cells
CD4 memory T cells+
PCs
Naive B cells
CD8 T cells
Tfh cells
NK cells+
DCs–
MCs–
CD4 naive T cells
T_{reg} cells
M1-MΦs
DCs+
Monos
M2-MΦs
Memory B cells
NK cells–
M0-MΦs
Eos
CD4 memory T cells–
PMNs
MCs+
$Q < 0.25$
0 1 2 3 4
Unweighted |meta-z|

Figure 7. Prognostic Association of Tumor Infiltrating Lymphocytes and Survival Outcomes

While gamma-delta T cells have demonstrated clinical association with specific tumor responses, there have been significant hurdles to developing them as cell therapies, particularly for solid tumors. Gamma-delta T cells comprise less than 10% of all lymphocytes found in the body, and as such have been challenging to manufacture in quantities sufficient to meet the significant doses generally required for efficacious cell therapy. In addition, as cancer progresses, the levels of gamma-delta T cells are further reduced, making it challenging to engage them in vivo. Finally, gamma-delta T cells are critical in identifying stress antigens on diseased tissue, such as tumor cells. These signals can be dramatically upregulated by chemotherapy, which stresses both the chemotherapy-sensitive and chemotherapy-resistant tumor cells, making them readily identifiable by gamma-delta T cells. Chemotherapy can both kill the immuno-suppressive cells and induce tumor cell death to “de-bulk” the tumor. This opens the TME to effector cells, such as gamma-delta T cells. However, chemotherapy also depletes and damages immune cells, including gamma-delta T cells, limiting their ability to seek and kill tumor cells.

Preclinical Studies Have Demonstrated a Role for Gamma-Delta T Cells in Cancer

The clinical observations described above are supported by a broad base of preclinical research. Gamma-delta T cells have been shown to play a significant role in tumor immunosurveillance. Preclinical studies have demonstrated that genetically engineered mice deficient in gamma-delta T cells were highly susceptible to carcinogen-induced skin cancers. Similarly, prostate cancer growth was accelerated in mice deficient for gamma-delta T cells compared to fully immunocompetent mice. Gamma-delta T cells have been detected in a variety of human tumor types, including GBM, neuroblastoma and lung cancer, demonstrating that gamma-delta T cells infiltrated such solid tumors and thus may have an important correlation with anti-cancer activity. Prior data, including our own unpublished studies, have indicated that levels of gamma-delta T cells were diminished as cancer progresses and were depleted in end-stage disease.

Our Approach

We develop ex vivo-expanded activated gamma-delta T cells based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform is designed to overcome many of the challenges associated with expansion, genetic engineering and scalable manufacturing of gamma-delta T cells. This allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. DeltEx has enabled our deep pipeline of innovative allogeneic, autologous and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes. Key elements of our platform include:

•
Expertise in ex vivo-expanded activated gamma-delta T cells. Gamma-delta T cells, while critical to immune function and disease response, account for only a small percentage of our immune cells. Our approach leverages our scientific expertise in gamma-delta T cell biology, encompassing the work of our scientific founder Dr. Lamb, to perform precise cell-type specific ex vivo expansion. This enables us to take peripheral blood from the patient and selectively expand the low numbers of gamma-delta T cells in order to generate a sufficient dose for treatment of solid tumors. Our expertise allows us to expand the desired subtypes of the gamma-delta T cell population, perform specific genetic modifications, and complete a quality review of these cells before returning precisely controlled doses to patients. This precision, control and quality provides significant advantages over in vivo expansion, which may not be cell-type specific, and we believe it uniquely enables us to potentially develop a therapeutic candidate at scale.
•
Intelligent gamma-delta T cell genetic engineering. We have developed proprietary methods of engineering gamma-delta T cells that are designed to take advantage of their inherent biology. Our engineering is designed to increase their ability to survive chemotherapy or to identify cancer cells while maintaining their natural ability to broadly recognize, engage and kill these cells. This enables the cells to be delivered concurrently with chemotherapies that activate the DNA damage response, or DDR pathway to generate an immune signal that should be expressed on all cells throughout the tumor and recognized by gamma-delta T cells. This intelligent engineering is broadly applicable across multiple solid tumor indications. Our approaches have overcome the historical problems in genetically modifying gamma-delta T cells, and we are currently the first company to advance a Phase 1 clinical trial using genetically modified gamma-delta T cells.
•
Next-generation gamma-delta T cell manufacturing. We have devoted significant time and resources to process development and manufacturing to improve the quality and reproducibility of our processes. Through our intellectual property and scientific know-how, we have designed and implemented a manufacturing process, including proprietary programs, which is designed to be reliable and scalable. We have automated our manufacturing processes, which are currently operating at clinical scale, in a system designed to minimize touchpoints and potential contamination and increase throughput. Our cell-type specific manufacturing platform is designed to support rapid development of our DeltEx product candidates through clinical trials and the regulatory approval process. We are using an automated, fully enclosed system for cell manufacturing, as shown in Figure 8 below, that is designed to be applicable across all our product candidates. Our manufacturing allows us to scale, while maintaining quality controls, which would be challenging with a manual lab-scale process. We have optimized transduction and cell expansion in a process we believe can be rapidly scaled for commercial supply in a controlled environment at a reasonable cost, if any of our product candidates are successfully developed and approved. We have also demonstrated successful cryopreservation and delivery of our thawed product candidates to patients in our clinical trials, while maintaining cell viability and functionality.

Figure 8. Reproducible & Scalable Manufacturing Process

Scientific Basis for Vd2+ Versus Vd1+ Gamma-Delta T Cells as Therapy for Solid Tumors

There are several diverse subsets of gamma-delta T cells. The most predominant circulating subsets are the Vdelta2 positive, or Vd2+, and the Vdelta1 positive, or Vd1+. These cell types have specific features that impact their therapeutic potential across different indications. Vd2+ cells comprise approximately 2 to 10% of the circulating cell population. The Vd1+ cells are a minor (<2%) circulating subset, but abundant in specific tissues, such as the intestines and the skin. While both subsets express NKG2D receptors that recognize stress ligands, only the Vd2+ subset can function as a professional antigen presenting cell (APC), which can process and present antigens, recruit and activate additional immune cell types, a function that has not been documented for the Vd1+ T cell compartment and may make the Vg9Vd2 subset more attractive for use in solid tumor cancers. While there may be a potential utility for the Vd1+ subset for some cancers, we are currently focused on developing therapeutic candidates using Vd2+ cells, which we believe may have certain advantages over the Vd1+ subset in certain indications. While Vd1+ cells have shown greater persistence in the autologous setting, this increased persistence in the allogeneic setting (other than allogeneic HSCT) is essentially irrelevant as host immune system recovery would result in their rejection by host NK cells. Additionally, Th1 effector Vd1+ cells can be reprogrammed to a tumor promoting Th17, or IL-17 secreting, subtype after entering the microenvironment of certain tumors. While current ex vivo expansion methods for Vd1+ cells have not resulted in pro-tumorigenic Th17-type responses to date, the potential for reprogramming of therapeutic Vd1+ cells within the TME remains a possibility. In contrast, Vd2+ cells are not known to produce Th17 or pro-tumoral subtypes.

We are a gamma-delta T cell company and are agnostic to Vd2+ versus Vd1+ subtypes. We believe each has a role and indications in which they may make sense based on the tumor biology and desired cellular mechanism of action. Our CSO, Dr. Lamb was in fact the first to publish a protocol for the expansion and manufacturing of Vd1+ gamma-delta T cells in 1997. We are currently advancing programs utilizing both Vd2+ and Vd1+ cells, using our cell-type specific expansion protocols. We have developed our DeltEx platform to enable us to expand, activate and genetically modify gamma-delta T cells at scale, producing cells which are viable, functional and can be cryopreserved while maintaining their cytotoxicity.

Our Product Candidates

INB-200 for the Treatment of Solid Tumors

INB-200 is our novel genetically modified autologous DeltEx product candidate that we are developing for the treatment of solid tumors. We engineered INB-200 to be used as an adjunct to the current standard-of-care treatment by engineering it to be resistant to certain types of alkylating chemotherapies. Alkylating chemotherapies function by creating DNA damage and strand breaks that lead to cell suicide or apoptosis. The protein O-6-Methylguanine-DNA Methyltransferase, or MGMT, is a primary DNA repair protein capable of repairing damage to DNA caused by certain chemotherapies that prevents cell death. Through the introduction of a gene encoding MGMT into gamma-delta T cells, these genetically modified DeltEx DRI cells are designed to survive concurrent dosing with chemotherapy and remain functional. In preclinical studies in patient-derived xenografts, published in the Nature portfolio journal Scientific Reports in October 2021, INB-200 demonstrated antitumor activity, including long-term survival and eradication of the tumor as evidenced by histopathology. We are initially developing INB-200 to treat newly diagnosed patients with GBM during the maintenance phase following resection and initial radiotherapy and chemotherapy. We are conducting an investigator-initiated Phase 1 clinical trial assessing multi-dose schedules in patients with newly diagnosed GBM, which has been initiated by L. Burt Nabors, M.D. at UAB. We expect to report the topline Phase 1 clinical trial results in the second half of 2022.

GBM Overview

GBM is a particularly aggressive form of brain cancer, in which tumor cells invade the surrounding neural tissue, rendering a cure with surgical resection and chemotherapy unlikely. The incidence of GBM in the United States is estimated to be approximately three in 100,000 individuals, with more than 10,500 new cases estimated in 2020. Surgical resection followed by radiation and TMZ has been the current standard-of-care since 2005, but it is only able to control tumor growth in approximately 30% of patients. Based on current standard-of-care, tumor recurrence typically occurs within one year after initial diagnosis and treatment. A third-party trial published in 2017 indicated that older newly diagnosed GBM patients with unmethylated MGMT treated with radiation therapy and TMZ had median progression free survival of only 4.8 months (95% CI (4.3-5.6)) while median overall survival for GBM patients remains about 16 months irrespective of tumor methylation status. Ultimately, virtually all patients will relapse, creating a significant unmet medical need with a potential global market opportunity greater than $4 billion.

Our Solution — INB-200 for the Treatment of Newly Diagnosed GBM

We engineered INB-200 using a lentiviral vector to introduce the gene for MGMT, which is the primary protein capable of repairing DNA damage caused by alkylating chemotherapeutic drugs, such as TMZ. Tumor cells that over-express MGMT are resistant to TMZ and the current standard-of-care in GBM. By introducing MGMT into our DeltEx gamma-delta T cells, these genetically modified cells are designed to avoid TMZ-induced cell death. There is also considerable preclinical support for the use of gamma-delta T cells for the treatment of GBM.

There is a significant unmet need as most patients with GBM die within 15-16 months of diagnosis and the five-year survival rate is approximately 5%. Over 80% of treated GBM patients recur within 2cm of the original resection site, suggesting that recurrence is not due to metastases, but due to microscopic residual tumor that was not surgically resectable and that may be resistant to radiotherapy and chemotherapy. We believe that to have a clinically meaningful impact to patient outcomes, we must be able to target three categories of cells within the tumor: (i) cells sensitive to radiotherapy and chemotherapy; (ii) cells resistant to chemotherapy and (iii) cancer stem-like cells that are able to avoid immune detection and continue seeding tumor persistence.

Our gamma-delta T cell technology has the potential to be a more durable therapy due to limited resistance mechanisms developing in response to it. By combining our INB-200 therapeutic candidate concurrently with alkylating chemotherapies, our approach can promote the upregulation of stress ligands across all three of these categories, making the GBM cells identifiable by our DeltEx DRI cells. CAR-T therapies or any targeted therapy that targets a single antigen is prone to loss of efficacy over time as tumor cells lose, downregulate or shed the tumor target in response to persistent stimulation. Unlike other CAR-T therapies that are reliant on a single tumor target to ensure tumor cell engagement, our technology generates a stressor that upregulates ligands, i.e. NKG2D ligands, that then activate the gamma-delta T cells. These ligands comprise an intrinsic stress mechanism that is upregulated with hypoxia, DNA instability or any condition that generates circumstances that may limit cell viability. Therefore, there is less likelihood of loss of NKG2D ligands as it is impossible to eliminate all stressors that lead to upregulation of NKG2D ligands that activate gamma-delta T cells. Our unique approach seeks to increase tumor antigen density on the surface of tumor cells to drive activation of immune responses and via an antigen that is tumor agnostic. By pairing our therapy with TMZ we are harnessing the ability of TMZ to upregulate multiple NKG2D ligands to ensure the gamma-delta T cells have the appropriate activation signals already in place to maximize their activity.

Nevertheless, we intend to investigate TMZ and other chemotherapy combinations in the future that may drive this NKG2D expression further. This may be able to drive to deeper antitumor immune responses that could lead to prolonged progression free survival and increased overall survival and would be combinations to assess in future combination studies.

We believe newly diagnosed GBM may be the ideal indication to assess the potential of INB-200 to drive clinical antitumor activity due to the intrinsic role that TMZ plays in its therapy and with the ability to ensure targeted therapeutic delivery of the tumor site. A recent third-party paper analyzing the impact of pre-conditioning on the TME to enhance solid tumor CAR-T cell therapy indicated that single-antigen targeting CAR-Ts have been hampered by tumor antigen escape, immune suppression, and lack of T cell trafficking. The inability to infiltrate the tumor site was due largely to the trapping of adoptively transferred cells in first-pass tissues, such as the lung and liver rather than trafficking to the targeted tumor sites. We believe our approach minimizes the risk of tumor antigen escape because TMZ causes the upregulation of cellular stress signals, consisting of multiple polyclonal ligands that can be recognized by the gamma-delta T cell. Furthermore, our DeltEx DRI approach in newly diagnosed GBM was specifically designed to overcome challenges of T cell localization. The administration of DeltEx DRI cells in INB-200, through an intracranial catheter, directly to the tumor resection site ensures access of the cells to the tumor site and may increase the effector to target, or E:T ratio, and permits localizing the therapy to the specific target area, improving the antitumor activity of cell therapies over intravenous delivery. In the past, other novel modalities, such as treatment with adeno-associated virus, or siRNAs, demonstrated early clinical response by also targeting locally deliverable organ systems such as the eye or liver. Newly diagnosed GBM patients have a more intact immune system that does not have the immune suppression resulting from multiple rounds of earlier chemotherapy and/or radiation as do relapsed populations in whom the CAR-T therapies have been assessed. All immune therapies require an adequate baseline immune activity to maximize their effect. Hence, introducing this therapy in a newly diagnosed population may ensure that the patients have more robust immune systems available to fully mobilize upon tumor cell destruction caused by gamma-delta cell therapy.

INB-200 — Phase 1 Clinical Trial

We are conducting an investigator-initiated Phase 1 repeat dose escalation trial of INB-200 at UAB. We expect this trial to enroll up to 19 patients evaluable for dose-limiting toxicity with newly diagnosed GBM who have completed standard induction therapy with TMZ chemotherapy and radiotherapy and are eligible to initiate maintenance therapy with TMZ.

The primary endpoint of this trial is to assess the safety and tolerability of expanded and activated autologous MGMT genetically modified gamma-delta T cell infusion. Safety will be assessed with single and multiple infusions of 1x107 DeltEx DRI gamma-delta T cells administered through a fenestrated intracranial catheter. Secondary endpoints include overall survival, time to progression and response. We also assess biologic activity, including serum and cellular cytokines, immune cell composition, biomarkers and cell-free DNA both peripherally and from the cerebral spinal fluid, if available. This clinical strategy takes advantage of maximizing gamma-delta T cell cytotoxicity by administering it along with TMZ chemotherapy. The tumor is experiencing maximum stress, increased immunogenicity and expressing high levels of NKG2D ligands required to stimulate the gamma-delta T cells as a result of treatment with TMZ. Further, the natural lymphodepletion achieved by standard of care TMZ ensures that the chemo-resistant gamma-delta cells remain enriched in the vicinity of tumor to eliminate or slow growth of residual tumor.

Eligible patients receive standard-of-care therapy, which includes surgical resection of the GBM tumor, post-surgical TMZ and radiation therapy, followed by maintenance TMZ in combination with INB-200, as shown in Figure 9 below. During resection, an intracranial catheter is placed for injection of the INB-200 product. Blood cells for genetic modification are taken from the patient by leukapheresis several weeks following resection, after the patient’s immune system has been allowed to recover from the immunosuppressive environment created by resident tumor. Gamma-delta T cells are then isolated, genetically modified and expanded into the INB-200 product candidate, and then cryopreserved. No more than six weeks post-surgery, patients are treated with induction therapy consisting of daily radiation and TMZ for six weeks followed by a four-week break. Following the four-week period, corticosteroid use is usually tapered, and the patient begins a maintenance phase of TMZ for the first five days of each 28-day cycle for up to six cycles.

Figure 9. INB-200 Administration Protocol

The decision to combine INB-200 in the newly diagnosed GBM setting as an adjunct to standard-of-care therapy was driven by biology, data and the desire to overcome challenges as outlined above. In this trial, we seek to attack any residual tumor cells when they are most vulnerable with immune cells that are as healthy as possible. By combining INB-200 with maintenance TMZ, we hope to deepen responses achieved by induction chemoradiation by further eliminating residual tumor and driving prolonged immune responses. In addition, introducing gamma-delta T cells in a newly diagnosed population of patients ensures that these patients’ immune systems are as robust and active as feasible to take advantage of tumor elimination created by the gamma-delta T cells. Patients are dosed with adjunct INB-200 via intracranial catheter injection, as shown in Figure 9 above, within four hours of receiving intravenous dosing with TMZ on day one of the maintenance cycle. Oral dosing of TMZ will continue for the four subsequent days during each 28-day treatment cycle, as shown in Figure 10 below. Depending on which dose cohort they are enrolled in, patients will be administered either one, three or potentially up to six injections of INB-200.

Figure 10. Treatment and Manufacturing Timeline of the INB-200 Phase 1 Trial

Twelve patients with newly diagnosed GBM have been enrolled in this trial and a total of six patients have received treatment as of December 31, 2021. The patients in cohort 1 each received a single dose of INB-200, following a minimum of 30 days for safety observation. Three patients comprising the first dose cohort have received a single dose of INB-200 and one patient remains alive at 17 months post-treatment, having exceeded their expected progression free survival and overall survival as of December 31, 2021. No infusion reactions, cytokine release syndrome, neurotoxicity, or other dose limiting toxicities or serious treatment-emergent adverse events were observed in the first cohort, allowing us to proceed to the next cohort. The second cohort, in which patients will receive three doses of INB-200 28 days apart has begun enrollment with one patient in this cohort having completed all three doses as of December 31, 2021, with no treatment-related dose limiting toxicities observed. Additional patients are enrolled in cohort 2 and we are actively recruiting additional patients into this trial. A third cohort will initiate enrollment in 2022 where patients will receive up to six doses of INB-200, 28 days apart. Following treatment, all patients will be monitored for biologic correlates, time to disease progression and for overall survival. We expect to report topline results from this Phase 1 clinical trial by the second half of 2022, which data we expect to present at medical conferences in 2022.

Six patients in the first multidose cohort (cohort 2) have been enrolled, with two of the patients dosed as of December 31, 2021. As previously disclosed, the earliest patient 007 was a 74 year-old male with MGMT unmethylated and IDH-wild-type GBM who died 22 days after his second dose due to an acute cardio-pulmonary event. The investigator and Company’s analysis of the patient’s prior medical history and the events preceding death were presented to the independent data safety monitoring board and the FDA who all agreed that the death event was unlikely to be related to treatment with INB-200. Protocol modifications to mitigate the risk of severe cardiovascular adverse events was submitted to the FDA to mitigate future similar events. These were deemed reasonable and acceptable, and the study was allowed to continue uninterrupted. We have not observed any injection reactions, severe adverse events, or adverse events deemed related to the injection of INB-200, including cytokine release syndrome or neurotoxicity in the single or multidose cohort. Reported grade 3/4 adverse events include dehydration, seizure related to disease, thrombocytopenia and urinary tract infection. The other adverse events reported to date were grade 1/2 anorexia, anosmia, edema, fatigue, fever, headache, leukopenia, nausea and vomiting, related to radiation and TMZ chemotherapy.

Figure 11. Summary of Patients Enrolled in INB-200 Phase 1 Trial

Figure 11 above depicts treatment outcomes for patients treated as of December 31, 2021. Early data demonstrates that patients have exceeded expected progression free survival based on their age and tumor MGMT status and have exceeded the median progression free survival predicted of this patient population. Patients 001, 003 and 004 had progressive disease, which all occurred beyond their expected median time to progression based on age and MGMT status. Patient 009 is a 32 year-old male with MGMT unmethylated and IDH mutant GBM who has received all three doses in cohort 2. No infusion reactions, cytokine release syndrome, neurotoxicity, or other dose limiting toxicities or serious treatment-emergent adverse events were observed following the three doses. This patient remains clinically asymptomatic and continues to be monitored for progression and overall survival.

Additional patients are enrolled in cohort 2 and we are actively recruiting additional patients into this trial. Delays due to the patient death described above, COVID-19, along with manufacturing failure and withdrawal of patient consent have impacted timing and a number of the patients initially enrolled in cohort 2. We expect to report top-line efficacy and safety results from this Phase 1 clinical trial in the second half of 2022.

INB-200 — Preclinical Studies in GBM

Malignant high-grade GBM in both humans and mice express stress ligands that are known to activate NKG2D and are targets for gamma-delta T cell attack. In preclinical testing, gamma-delta T cells exhibited strong cytotoxic activity against several GBM cell lines and primary explant cultures. Normal human brain cells do not express these stress ligands and are not affected.

To assess the antitumor activity of exogenous gamma-delta T cells in GBM as an initial proof-of-concept, it was observed that ex vivo-expanded and activated human gamma-delta T cells prevented emergence of tumors in a U251 GBM model in immunocompromised mice, leading to increased overall survival.

In immunocompetent mice, we found that implantation of GL261 GBM cell line tumors led to a significant increase in levels of endogenous gamma-delta T cells, however these levels decreased over time coincident with tumor progression. Previous clinical studies in GBM and in extracranial malignancies have shown that this decrease is likely a result of T cell exhaustion due to their continuous stimulation by a large and highly aggressive tumor. Indeed, in this study we showed that the increased peripheral blood gamma-delta T cells seen in response to the tumor were already expressing the pre-apoptotic marker Annexin

V. Exogenous administration of gamma-delta T cells into the brain immediately after tumor implantation increased overall survival in this model, however these results were not statistically significant.

Improved Antitumor Activity in Combination with Chemotherapy

Based on several years of peer-reviewed and published preclinical work, as well as early human cancer trials, we believe that INB-200 can work in synergy with chemotherapy by causing changes in cancer cells that result in increased expression of activating ligands of gamma-delta T cell and NK cell function, such as NKG2D. In preclinical studies, treatment of TMZ-resistant GBM cells derived from the U87 human GBM cell line with TMZ led to transient increases in a broad panel of stress ligands recognized by the NKG2D receptor, as shown in Figure 12 below.

Figure 12. Increased NKG2D Ligand Expression Observed on TMZ-Resistant Tumor Cells Treated with TMZ

As shown in Figure 13 below, additional studies in glioma cells have demonstrated that NKG2D ligands are also expressed on cancer stem cells, considered as cells that express factors, such as Klf-4, Oct-4, Sox-2, Nanog and Musashi-1. Treatment with TMZ demonstrated that NKG2D ligand expression can also be upregulated several fold on GBM stem-like cells, as depicted in Figure 14 below. This increase in stress ligand expression, even in TMZ-resistant and stem-like cancer cells, has the potential to increase the vulnerability of tumor cells to gamma-delta T cell targeting during the period of pharmacokinetic activity of TMZ.

Figure 13. Cancer Stem-Like Cells Co-Express Stem-Cell Markers and NKG2D Ligands

Figure 14. Increased NKG2D Ligand Expression in Glioma Stem Cells Treated with TMZ

There are two principal challenges to clinical application of TMZ treatment in conjunction with gamma-delta T cells:

•
TMZ is cytotoxic to immune cells, including gamma-delta T cells; and
•
the increased expression of stress ligands is transient due to resistance mechanisms of the tumor.

Therefore, we believe the ideal gamma-delta T cell exposure would occur when TMZ is still pharmacokinetically active. We developed INB-200 in a way that could enable it to overcome both of these challenges by engineering the cells that make up INB-200 to be resistant to TMZ, an approach we refer to as DeltEx DRI. Treatment of GBM using TMZ increases the levels of NKG2D stress ligands expressed on the tumor cells leading to activation of INB-200. The introduction of the drug-resistant genes is designed to allow INB-200 to survive even when it is administered while TMZ is present even in concentrations above the clinical range. As depicted in in Figure 15 below, concurrent treatment with TMZ causes the direct killing of some tumor cells and immunosuppressive cells while activating gamma-delta T cells, which could lead to stimulating the antitumor activity of INB-200.

Figure 15. DeltEx DRI Mechanism of Action Targeting the DNA Damage Response (DDR)

We have developed a process to genetically modify gamma-delta T cells in order to add a gene that codes for MGMT production. MGMT, a primary DNA repair protein, prevents cell death by repairing the DNA double-stranded breaks caused by alkylating chemotherapy, such as TMZ. As shown in Figure 16 below, introduction of the gene encoding MGMT into gamma-delta T cells using a lentiviral vector decreased the sensitivity of these modified gamma-delta T cells to TMZ by approximately six-fold. A concentration of 63 micromolar, or μM, of TMZ inhibited the proliferation of unaltered gamma-delta T cells by 50%, whereas a concentration of 383 μM of TMZ was required to have a similar effect in DeltEx DRI gamma-delta T cells. We observed that this gene modification did not alter other properties of these gamma-delta T cells, including their cytotoxicity against target cells.

Figure 16. MGMT-Modified Gamma-Delta T Cells Demonstrate Protection Against Killing Effects of TMZ

Our preclinical studies supporting the clinical development of DRI and the submission of an IND to the FDA was peer-reviewed and published online in the Nature portfolio journal Scientific Reports in October 2021. In preclinical studies of INB-200 in GBM patient-derived xenograft models, we observed that the combined dosing of TMZ and treatment with our DeltEx DRI gamma-delta T cells led to a statistically significant (p-value ≤ 0.05) increase in overall survival in primary GBM xenograft tumors, as compared to mice treated separately with either chemotherapy or gamma-delta T cells. Unmodified gamma-delta cells showed no survival benefit. Subsequent histopathological analysis demonstrated no visible residual tumors in INB-200-treated animals at 150 days, as shown in Figure 18 below. This is important, since xenograft models convey the heterogeneity of a human-derived tumor and not the monotonous population of a cell line used in syngeneic models. Separately, we also examined the potential for sequencing chemotherapy and cell therapy, separating gamma-delta T cells from TMZ therapy by 24 hours (condition 1) and outside the effective concentration of TMZ. As shown in Figure 17 below, we observed that in TMZ-sensitive tumors treated with the sequenced regimen, delivery of the DeltEx DRI gamma-delta T cells led to modest improvement in median overall survival of 75 days compared to 60 days with TMZ alone but with no overall survival benefit over TMZ. Conversely, as discussed above, the combined and concomitant delivery of TMZ and DeltEx DRI gamma-delta T cell regimen (condition 2) resulted in 80% of mice surviving beyond 150 days. These results are consistent with our observations in cell lines, in which we observed that treatment with TMZ led to transient increase in the levels of NKG2D stress ligands. We believe the increased expression of these stress ligands, in turn, led to increased cytotoxic activity of the DeltEx DRI gamma-delta T cells. In preclinical studies, we observed that, even in TMZ-resistant tumors, administration of MGMT-modified gamma-delta T cells led to an increase in median and overall survival while sequencing TMZ and gamma-delta T cells showed no benefit.

Figure 17. Improved Survival Observed in Both TMZ-Sensitive and TMZ-Resistant GBM Models

Figure 18. Histopathology Demonstrates No Residual GBM in Mice

These preclinical results are supported by observations of gamma-delta T cells in human cancer patients. As shown in Figure 19 below, in 2011, a group in Japan published results of an early clinical trial testing the adoptive transfer of ex vivo-expanded autologous gamma-delta T cells for the treatment of advanced solid tumors in the British Journal of Cancer. The paper discusses the need to evaluate combinations of gamma-delta T cell therapies with other therapies and how to appropriately time administration of such combination therapies to generate synergy and avoid damage to gamma-delta T cells. However, while no dose limiting toxicity was observed, most patients progressed, with progressive disease (n=12) or stable disease (n=3) being the predominant tumor responses reported. Three patients who were receiving other therapies and were progressing or considered unlikely to respond to standard therapy received gamma-delta T cells in parallel. All three patients demonstrated tumor responses with two partial remissions and one complete remission.

Figure 19. Treatment and Clinical Outcomes for Ex Vivo Expansion of Vg9Vd2 T Cells

INB-200 for Other Oncology Indications and Use in Combination with Other Therapies

As we look to expand the potential applications for INB-200, we are evaluating its antitumor activity in other tumors commonly treated with TMZ or other alkylating agents such as dacarbazine or the nitrosoureas. These tumors may include additional brain tumors, melanoma, uveal melanoma, neuroendocrine and adrenal tumors, soft tissue sarcomas, uterine sarcoma, small cell lung cancer, and ovarian cancer, among others.

Based on extensive preclinical data, we also intend to investigate the potential combination of drug resistant gamma-delta T cells with other immuno-oncology drugs, such as checkpoint inhibitors, which may enhance the immunostimulatory activity of these cells. We also plan to assess other mechanisms of chemotherapy resistance and the potential of combinations of drug-resistant gamma-delta T cells with inhibitors of DNA damage repair proteins, such as PARPi that have been shown to increase the expression of stress signals such as NKG2D ligand expression in tumor cells as described above. Consistent with our previous work, we anticipate that this significant increase in stress signaling may improve the ability of gamma-delta T cells to target these tumors.

INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

INB-100 is an allogeneic DeltEx product candidate created from healthy donors. INB-100 product consists of allogeneic, expanded activated gamma-delta T cells. We are developing INB-100 for the treatment of patients with hematological malignancies that are undergoing haploidentical, matched-related HSCT. We are collaborating with Joseph McGuirk, D.O. at the University of Kansas Cancer Center, to conduct an investigator-initiated Phase 1 dose escalation clinical trial of INB-100 to assess the safety and tolerability of INB-100. An expansion cohort is anticipated to follow at the recommended highest tolerable dose. We expect to enroll up to 18 patients evaluable for dose-limiting toxicity in the dose escalation portion of this trial. As of December 31, 2021, we have treated three patients in this trial with all three patients remaining in morphologic complete remission, including two patients for periods greater than 1.5 years.

Hematological Malignancies Overview

Hematological malignancies are characterized by an abnormal and excessive proliferation of malignant hematopoietic cells in the marrow. In some patients, these cancerous cells proliferate rapidly, requiring urgent treatment. These include AML, ALL, chronic myeloid leukemia in blast phase and myelodysplastic syndromes, or MDS. There are few curative treatment options for these patients. One of the most effective is allogeneic HSCT, where the patient’s blood forming cells, including cancerous cells, are first destroyed using chemotherapy, radiation or a combination of both. The patient then receives new bone marrow stem cells from a healthy donor to repopulate their hematopoietic system.

Allogeneic Hematopoietic Stem Cell Transplantation Overview

HSCTs are generally for patients with various hematological malignancies where additional therapy can lead to longer-term durability and survival. As depicted in Figure 20 below, the number of HSCT procedures has been increasing over the last 20 years, with more than 9,000 patients treated in the United States in 2018.

The challenge facing many patients who are in need of an allogeneic HSCT is the identification of an appropriately matched donor. Histocompatibility, or tissue compatibility, is the property of having the same, or sufficiently similar, alleles of a set of genes called human leukocyte antigens, or HLAs, between a donor and recipient. Differences in histocompatibility and other tissue antigens between the host and the transfused donor-derived alpha-beta T cells can trigger a series of potentially life-threatening consequences, such as GvHD. While immunosuppressive drugs can help reduce GvHD, they are not always successful, and their long-term use is associated with multiple complications including infection and may ultimately fail to prevent leukemic relapse. A match of 8/8 HLA alleles is considered fully matched and is associated with the lowest frequency of GvHD.

Figure 20. Annual allogeneic HSCT procedures in the United States

In some cases, a donor can be identified who is a close relative and in other cases it may be someone who volunteered to be included in a national donor registry. Because of underrepresentation of the HLA alleles found in many ethnic groups, the probability of identifying a donor with a full match varies widely. Up to 75% of patients of White European descent can find a donor with a full match, but that number drops to 19% for African American patients. Patients who cannot find a fully matched donor must either accept a non-ideal match, which is associated with a higher risk of GvHD, or forgo HSCT entirely. Haploidentical, or partially matched donors, who are relatives, that share alleles with the transplant recipient provide one option for patients lacking a matched donor.

Our Solution — INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

We are developing INB-100, an expanded and activated gamma-delta T cell product, with the goal of improving overall survival in patients with hematological malignancies who have undergone allogeneic HSCT. We believe that supplementing the patient’s immune system with allogeneic gamma-delta T cells will lead to reduced incidence of relapse and improved survival in these patients.

Multiple retrospective studies of leukemia patients treated with alpha-beta TCD allogeneic HSCT showed that high levels of gamma-delta T cells were associated with a significantly higher rate of disease-free survival. In a foundational study led by Dr. Lamb, patients with high levels of gamma-delta T cells had a disease-free survival rate at seven years of over 70% compared to less than 20% for patients with low levels of gamma-delta T cells, which has been supported by subsequent studies. The majority of this effect was observed within six months of treatment. The primary cause of death for patients with low or normal levels of gamma-delta T cells was leukemic relapse. Often, leukemic relapse is due to a loss of MHC in any residual cancerous cells and gamma-delta T cells may offer a solution as their killing through stress signaling is independent of MHC. Approximately 60% of the patients with elevated gamma-delta T cells who relapsed were still surviving at the time of the publication compared to only 2%, or one patient, with low levels of gamma-delta T cells.

To produce INB-100, we developed a functionally closed manufacturing process that is designed to routinely and cost effectively generate the quantities of the cells required for the treatment of patients. Initially we utilized the manufacturing facility at the University of Kansas Cancer Center, the site of our Phase 1 dose-escalation trial with INB-100. Recently, we have shifted our manufacturing to the GMP facility at UAB, in which we have contracted access for several years, to streamline the process and centralize manufacturing. We have implemented manufacturing process improvements which were included in recent IND modifications that we believe could substantially increase the yield and the number of gamma-delta T cells.

Phase 1 Clinical Trial of INB-100

We are conducting an investigator-initiated Phase 1 dose escalation trial of INB-100 in patients with leukemias who are undergoing allogeneic haploidentical HSCT. The primary endpoints of this trial are safety and tolerability, and secondary endpoints include rates of acute and chronic GvHD, relapse rate and overall survival. Following completion of the dose escalation phase, which we currently expect to be completed in 2023, clinical data will determine if further expansion to enroll up to 18 patients is warranted in patients with hematologic malignancies.

INB-100 is prepared from donor peripheral blood cells, while in parallel, patients undergo HSCT using donor bone marrow. As depicted in Figure 21 below, INB-100 cells are administered post-engraftment with the goal of providing immunity during the period of immune cell reconstitution.

Figure 21. INB-100 Administration

As depicted in Figure 22 below, patients are initially treated using a standard HSCT protocol, originally developed at Johns Hopkins University, or the Hopkins protocol, under which these patients undergo non-myeloablative reduced intensity conditioning regimen using chemotherapeutic agents that destroy their tumor cells as well as their healthy immune cells and post-transplant cyclophosphamide to reduce GvHD. They then undergo allogeneic bone marrow transplant. Prior to the bone marrow transplant, donors undergo leukapheresis to provide the starting material for INB-100 at least seven days prior to transplant. The INB-100 starting material will then be prepared and cryopreserved. After approximately 15 to 20 days, hematopoietic stem cells from the donor engraft in the patient’s bone marrow and begin reconstituting the immune system. While the Hopkins protocol has decreased the risk of GvHD, there is also a reduced anti-leukemic effect. Accordingly, the rate of leukemic relapse has increased to approximately 51% at one year. Within five days of neutrophil engraftment, our INB-100 product candidate will be thawed and administered as a single weight-based dose, leading to an increase in the levels of gamma-delta T cells and potentially providing greater anti-leukemic effect and delaying relapse

Figure 22. The Projected Composition of Immune Cells in the INB-100 Phase 1 Trial

As represented in Figure 23 below, as of December 31, 2021, six patients have been enrolled in this trial to date with, three infused with INB-100, our DeltEx Allo therapeutic candidate. Three subjects were dosed with INB-100 and one subject (Patient 001) died prior to receiving INB-100 due to cardiogenic shock most likely from post-HSCT cyclophosphamide while two others were unable to be treated due to an inability to generate adequate product. The three patients with relapsed AML treated to date demonstrate that allogeneic gamma-delta T cell therapy has a manageable toxicity profile with the potential for durable responses in high-risk patients. All three subjects who received INB-100 achieved morphologic complete remission and remain in remission with the first two patients at 20.6 months and 18.2 months post treatment, respectively, and the most recent at 6.5 months.

INB-100 continues to demonstrate a manageable safety profile to-date, with no dose-limiting toxicities, no treatment-related grade 3 or greater adverse events, and no cytokine release syndrome or immune effector cell-associated neurotoxicity syndrome. Two patients have sustained steroid responsive grade 1-2 skin GvHD while one patient reported grade 2 gastrointestinal GvHD that resolved. No events of grade 3 or greater GvHD has been observed.

We expect to report initial results from the first cohort in this Phase 1 trial in 2022, with topline results for all cohorts in 2023.

Figure 23. Summary of Patients Treated in INB-100 Phase 1 Trial

INB-100 Preclinical Studies

Animal studies and indirect evidence from human allogeneic transplant studies suggest that gamma-delta T cells can facilitate engraftment, which may translate into faster reconstitution of the immune system. In a murine allogeneic transplant model, donor gamma-delta T cells facilitated the engraftment of TCD donor bone marrow. When TCD donor marrow was supplemented with up to 3x106 gamma-delta T cells prior to infusion into mismatched recipients, donor chimerism increased by approximately 40%. A separate study revealed similar findings in MHC-mismatched mice, and later demonstrated that the gamma-delta T cell dose necessary to facilitate engraftment did not result in lethal murine GvHD. Improved engraftment was also observed in lethally irradiated rats reconstituted with 1x108 alpha-beta T cell depleted bone marrow, suggesting that gamma-delta T cells are able to facilitate improved engraftment even in the absence of alpha-beta T cells. In this study, all rats engrafted with a mean of 92% (± 4%) donor cells and showed no clinical evidence of GvHD. Studies comparing patients who received alpha-beta TCD grafts with those receiving pan-TCD grafts also show a positive association between the number of gamma-delta T cells in the graft and less time to engraftment.

Both murine and human studies suggest that gamma-delta T cells are not primary initiators of GvHD and may in fact modulate the GvHD activity of alpha-beta T cells. Indeed, large doses of expanded gamma-delta T cells have been infused into lethally irradiated MHC-disparate mice without causing GvHD. Although it has been observed that gamma-delta T cells have activated GvHD response, the investigators reporting this study found no direct evidence that GvHD was initiated by gamma-delta T cells. In two separate human trials, it was observed that gamma-delta T cells were not substantially activated in the in vitro allogeneic mixed lymphocyte culture. Several studies post-HSCT have shown transient increases in gamma-delta T cells, but have not associated this finding with GvHD. Studies comparing outcomes of patients that received alpha-beta T cell depleted grafts with pan-T cell depleted grafts all showed a lower incidence of GvHD in the alpha-beta T cell depleted group, suggesting that infusion of gamma-delta T cells in the graft does not subject the recipient to increased risk of GvHD. Whether gamma-delta T cells are truly less likely to contribute to the development of GvHD or the contribution of any residual alpha-beta T cells in the graft remains untested. However, from the above reasoning, it is logical to propose that in future studies, gamma-delta T cells might indeed be introduced in the setting of allogeneic HSCT, specifically to provide innate anti-tumor effect with only minimal risk of GvHD.

Future Development for Our Lead Product Candidates

Our goal is to ultimately treat solid tumor cancers with an allogeneic cellular immunotherapy. Delivering a previously manufactured and cryopreserved therapeutic product from donor to patient could have the ability to create a product that is produced and sold as “off-the-shelf.” We believe this could improve the availability of cell therapy products, as well as potentially reduce the cost of the product to both us and to the patients. Ultimately a donor-derived product may be superior to a patient-derived product, as cells can be harvested and manufactured from younger, healthy individuals who do not have a potentially immune-suppressive tumor impacting the function of their immune cells. The goal of an allogeneically delivered product for solid tumor cancers is complex and we are not aware of any solid tumor cancers currently treated with transplant or lymphodepletion protocols.

The necessity to add transplant and lymphodepletion protocols increases the complexity of treatment due to the risk of potentially fatal GvHD from HLA-mismatched cells in the solid tumor setting. Further, this may also bring to question the direct impact of the lymphodepleting regimen on the tumor itself. In our INB-200 program for GBM, the standard-of-care chemotherapy with TMZ is our lymphodepleting regimen and has been in use in this setting for over 17 years.

To reach our goal of creating an allogeneic genetically modified product candidate for solid tumors, we are pursuing two clinical protocols that could provide the data required for applicable regulatory filings. INB-100 is an unmodified, allogeneic product candidate tested in the transplant setting, results from which will help assess the risk of GvHD from HLA-mismatched gamma-delta T cells, or potentially any residual alpha-beta T cells that may remain. INB-200 is an autologous, genetically modified gamma-delta T cell product candidate that tests the safety and efficacy of our DRI approach in our first solid tumor indication. Our goal is to combine the prior safety data from both of the ongoing clinical trials for INB-200 and INB-100 in order to create the regulatory package for an allogeneic-sourced product for the treatment of GBM and other solid tumor cancers.

Our Additional Product Candidates

INB-400: Allogeneic Drug-Resistant Gamma-Delta T Cells

INB-400 is being designed to assess the relative risk-benefit ratio of allogeneic versus autologously derived genetically modified gamma-delta T cells for treatment patients with GBM, including patients with newly diagnosed GBM and will also assess the activity of allogeneic cells in the relapsed setting. INB-400 will have 3 cohorts. One cohort will further develop the safety and efficacy profile of autologously delivered modified gamma-delta T cells administered to patients with newly diagnosed GBM. In addition, we will generate initial safety data on the DeltEx DRI allogeneic cells administered to relapsed GBM patients.

If the initial safety cohort establishes the safety of this modality, two cohorts of patients with either relapsed disease or newly diagnosed disease (as represented in Figure 24 below) will receive allogeneic gamma-delta cells. The primary goal of INB-400 is therefore threefold. First, it will establish the safety of allogeneic, genetically modified gamma-delta T cells. Second, it will assess the efficacy of these cells in treating patients with relapsed GBM and finally, it will assess the relative benefit and risk of treating newly diagnosed GBM patients with either allogeneic or autologous genetically modified gamma-delta T cells. While allogeneic product is likely to have more anti-tumor activity, the clinical activity noted with autologous product needs further elaboration. In addition, the value of an autologous product lies in the paucity of donors for all patients. Given our experience with INB-100 and available preclinical data, we expect a low rate of GvHD but given the novelty of intracranial delivery of allogeneic cells, the company intends to modulate risk by also continuing development of the autologous product which appears to have manageable safety and evidence of clinical activity. Nevertheless, given the updated guidance from the FDA to submit separate INDs for different versions of cell therapy, the company will initially submit an IND consisting of the autologous product in the second half of 2022 with a supplemental IND supporting the allogeneic product shortly thereafter.

Figure 24. INB-400 Allogeneic Administration

INB-300: Drug-Resistant CAR Gamma-Delta T Cells

INB-300 is our DeltEx DRI and CAR gamma-delta T cell preclinical product candidate that combines our expertise in gamma-delta T cells, our DeltEx DRI technology and a novel CAR directed against the chlorotoxin peptide. Chlorotoxin is a 36-amino acid peptide isolated from the venom of Leiurus quinquestriatus, the deathstalker scorpion. The GBM-binding potential of chlorotoxin was first identified through conjugation with the radioisotope and subsequently developed as a tumor paint. Chlorotoxin binds broadly and specifically to GBM while showing minimal off-target binding to normal brain tissues. Chlorotoxin has also been observed to bind multiple solid tumor cancers, including lung, breast and prostate cancers, among others. While we have developed a classical signaling CAR-T construct which is cytotoxic, we have also designed a novel non-signaling chlorotoxin CAR-T construct that omits CD3z. This non-signaling CAR allows the modified gamma-delta cells to better traffic to the tumor cells expressing the chlorotoxin receptor but maintains their endogenous receptors that recognize cellular stress ligands. This enables the cells to utilize their full range of antitumor killing receptors to recognize and kill tumor cells, rather than over-riding these functions and restricting them to recognizing a single antigen transmitted through the CAR, which is typical in a classical signaling CAR. This non-signaling strategy also incorporates a significant safety advantage in that off-target chlorotoxin-CAR binding of cells that were not expressing high levels of NKG2D or TCR, i.e., healthy normal tissue, would not result in activated cell killing and thus avoid an unintended cytotoxic response.

Additionally, this CAR construct also incorporates the gene for MGMT from INB-200, our DeltEx DRI candidate, as shown in Figure 25 below. This CAR-T construct is designed to confer both TMZ- resistance and tumor-targeting capability to transduce gamma-delta T cells. In vitro testing reveals that MGMT-chlorotoxin CAR-modified Jurkat T cell lines specifically bind GBM cell lines and upregulate CD69, indicating CAR-associated activation. We have also created more advanced constructs that include dual chlorotoxin-binding domains that also incorporate the DeltEx DRI technology. Early data show that our new constructs are capable of serial killing of cancer cells, generated synergies with significantly greater CD69 activation than expected from the activity of a single chlorotoxin domain as well as increased persistence. We have demonstrated we can transduce the MGMT-chlorotoxin-CAR into gamma-delta T cells and have documented CAR-T expression. We are currently testing these constructs in animal models and examining their utility for both local and systemic delivery for the treatment of solid tumors.

Figure 25. INB-300, a DeltEx DRI, Dual Chlorotoxin (CLTX) CAR

License Agreements

Exclusive License Agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and The UAB Research Foundation

In June 2016, we entered into an Exclusive License Agreement with the Emory University, Children’s Healthcare of Atlanta, Inc. and The UAB Research Foundation, or UABRF, as amended from time to time, which we refer to as the Emory license agreement. We amended the Emory license agreement in October 2017 and July 2020. Under the Emory license agreement, we obtained an exclusive worldwide license under certain immunotherapy-related patents and know-how related to gamma-delta T cells developed by the Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, UAB, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

In consideration of the license granted to us under the Emory license agreement, we paid Emory a nominal upfront payment. We are required to pay Emory development milestones totaling up to an aggregate of $1.4 million, low-single-digit to mid-single-digit tiered running royalties on the net sales of the licensed products, including an annual minimum royalty of $0.5 million beginning in the third year following the first sale of a licensed product, increasing to $1.0 million in the fourth year and $1.5 million in the fifth year and thereafter. In addition, we are also required to pay Emory between 1% and 15% of any fees or payments we may receive from our sublicensees, depending on when the sublicense executed. In the event no milestone payments have been paid in certain years, we will be required to pay an annual license maintenance fee: prior to the 78th-month anniversary of the agreement, $250,000; prior to the 90th-month anniversary of the agreement, $0.5 million; and on or after the eight-year anniversary of the agreement, $1.0 million. The Emory license agreement also requires us to reimburse Emory for the cost of the prosecution and maintenance of the licensed patents.

Pursuant to the Emory license agreement, we are required to use our best efforts to develop, manufacture and commercialize the licensed product, and are obligated to meet certain specified deadlines in the development of the licensed products.

The term of the Emory license agreement will continue until 15 years after the first commercial sale of the licensed product, or the expiration of the relevant licensed patents, whichever is later. We may terminate the Emory license agreement at will at any time upon prior written notice to Emory. Emory has the right to terminate the Emory license agreement if we materially breach the agreement (including failure to meet our diligence obligations) and fail to cure such breach within specified cure period, if we become bankrupt or insolvent or decide to cease development and commercialization of the licensed product, or if we challenge the validity or enforceability of any licensed patents. For more information related to the intellectual property acquired pursuant to the Emory license agreement, see the section titled “Business—Intellectual Property.”

Exclusive License Agreement with UABRF

In March 2016, we entered into an Exclusive License Agreement with UABRF, as amended from time to time, which we refer to as the UABRF license agreement. We amended the UABRF license agreement in December 2016, January 2017, June 2017 and November 2018. Under the UABRF license agreement, we obtained an exclusive worldwide license under certain immunotherapy-related patents related to the use of gamma-delta T cells, certain CAR-T cells and combination treatments for cell therapies developed by UAB and owned by UABRF to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents. Such exclusive license is subject to certain rights retained by UABRF and also the U.S. government.

In consideration of the license granted to us under the UABRF license agreement, we paid UABRF a nominal upfront payment and issued 91,250 shares of our common stock to UABRF, which were subject to certain antidilution rights. The antidilution provision required us to issue additional shares of common stock such that UABRF maintained a 2.5% ownership interest in the company until we raised at least $20.0 million through one or more rounds of investment. As of August 2020, we raised an aggregate of $36.6 million through the sale of our securities. Between March 2017 and August 2020, we issued UABRF an additional 151,382 shares of our common stock in satisfaction of this antidilution provision. Accordingly, beginning in September 2020, the shares held by UABRF may be diluted only upon the same terms and conditions of certain founders until the completion of our initial public offering.

In addition, we are required to pay UABRF development milestones totaling up to an aggregate of $1.4 million, lump sum royalties on cumulative net sales totaling up to an aggregate of $22.5 million, mid-single-digit running royalties on our net sales of the licensed products, low single-digit running royalties on net sales of the licensed products by our sublicensees, and a share of certain non-royalty income ranging between 2.5% to 25%, depending on the status of certain clinical trials, that we may receive, including from any sublicensees. The UABRF license agreement also requires us to reimburse UABRF for the cost of the prosecution and maintenance of the licensed patents.

Pursuant to the UABRF license agreement, we are required to use good faith reasonable commercial efforts to develop, manufacture and commercialize the licensed product.

The term of the UABRF license agreement will continue until the expiration of the licensed patents. We may terminate the UABRF license agreement at will at any time upon prior written notice to UABRF. UABRF has the right to terminate the UABRF license agreement if we materially breach the agreement and fail to cure such breach within a specified cure period, if we fail to diligently undertake development and commercialization activities as set forth in the development and commercialization plan, if we underreport our payment obligations or underpay by more than a specified threshold, if we challenge the validity or enforceability of any licensed patents, or if we become bankrupt or insolvent. For more information related to the intellectual property acquired pursuant to the UABRF license agreement, see the section titled “Business—Intellectual Property.”

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States to commercialize our development programs focused on allogeneic or autologous, genetically modified gamma-delta T cell therapies for the treatment of cancer, where the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our products, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient for us, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

Manufacturing

We do not own or operate manufacturing facilities for the production of our current product candidates. We currently rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, active pharmaceutical ingredients, lentiviral vectors and finished product for our preclinical research and clinical trials. We have an agreement with an academic GMP cell therapy lab to manufacture product candidates for our Phase 1 clinical trials. The multi-year agreement allows our medical technologists direct access to the facility to assist the GMP facility staff. The agreement provides for manufacturing on a per-patient basis. We do not have any current contractual relationship for the manufacture of Phase 2/3 clinical trials or commercial supplies. We intend to enter into agreements with third-party manufacturers and/or facilities for future production. We are analyzing the feasibility and costs of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

Competition

The biotechnology industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our proprietary gamma-delta T cell platform and our product candidates, strategic collaborations and scientific and clinical expertise may provide us with competitive advantages. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. The key competitive factors affecting the success of any product that may be approved by regulators will include the efficacy, safety profile, pricing, method of administration and level of promotional activity.

The field of gamma-delta T cells is growing rapidly. Our competitors in the field of gamma-delta T cell therapy include Acepodia USA, American Gene Technologies International Inc., Century Therapeutics, Inc., CytoMed Therapeutics Pte Ltd, Editas Medicine, Inc., Enochian BioSciences, Inc., ImCheck Therapeutics SAS, Immatics Biotechnologies GmbH, Kiromic Biopharma, Inc., Lava Therapeutics B.V., Leucid Bio Ltd, PhosphoGam Inc., Sandhill Therapeutics, Inc. and Shattuck Labs, Inc. all of which remain preclinical. Five competitors, Adicet Bio, Inc., Avalon Globocare Corp., Gadeta BV, Takeda Pharmaceuticals USA, Inc. and TC BioPharm Limited, have initiated Phase 1 clinical trials. Our gamma-delta T cell product candidates may also compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T cells and dendritic cells.

Many of our current or potential competitors have greater financial resources and infrastructure including larger research and development staffs, infrastructure to support testing, developing, marketing and commercialization of products. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or clinical-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and they may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new therapies enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have a better safety profile, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Overview

We actively seek to protect our proprietary technology, inventions, improvements to inventions and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on future in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of gene therapy that may be important for the development of our business. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent-term extensions where available.

As of December 31, 2021, we owned, co-owned or exclusively licensed two issued U.S. patents, three issued European patents, one allowed patent application in Europe, one issued patent in Australia, one issued patent in Israel, one allowed patent application in New Zealand, eight pending U.S. applications, and 47 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

Our policy is to file patent applications to protect proprietary technology, inventions and improvements to inventions and other intellectual property that may be commercially important to the development of our business. We also intend to seek additional patent protection or rely upon trade secret rights to protect other technologies that may be used to manufacture and develop our gamma-delta T cell products. We are a party to exclusive license agreements that grant us rights to use specific technologies in our gamma-delta T cell products and in the manufacturing and development of our products. For more information, see the section titled “Business—License Agreements.”

Our Patent Portfolio

Patent applications directed to our most advanced programs are summarized below.

INB-200

Pursuant to the Emory license agreement, we have licensed two issued U.S. patents, three issued European patents (each which have been widely validated in Europe) and one U.S pending patent application. These patents and applications contain claims or supporting disclosures directed to the INB-200 composition of matter and to methods of treating diseases of interest using INB-200. Issued patents and patents issuing from the pending applications, if any, are expected to expire in 2030, without accounting for potential patent term extensions and adjustments.

INB-200 and Immune Checkpoint Inhibitor Combination Therapy

We co-own one pending U.S. patent application, one issued Australian patent, one allowed New Zealand patent application, and eight other national stage patent applications including a European regional phase application with The UAB Research Foundation. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 in combination with immune checkpoint inhibitor therapies. Patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

INB-200 and PARP Inhibitor Combination Therapy

We co-own one pending U.S. patent application and nine other foreign national stage applications with The UAB Research Foundation that contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 in combination with PARP inhibitor therapies. Patents issuing from these patent applications, if any, are expected to expire in 2039, without accounting for potential patent term extensions and adjustments.

INB-100

Pursuant to the UABRF license agreement, we have licensed one U.S patent application and 10 foreign national-stage applications, including a European regional phase application. These patent applications contain claims or supporting disclosures directed to the INB-100 composition of matter and to methods of treating diseases of interest using INB-100. Patents issuing from these patent applications, if any, are expected to expire in 2036, without accounting for potential patent term extensions and adjustments.

INB-300

Pursuant to the UABRF license agreement, we have also licensed one pending U.S. patent application and nine foreign national-stage applications, including a European regional phase application. These patent applications contain claims or supporting disclosures directed to the INB-300 composition of matter and to methods of treating diseases of interest using INB-300. Patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

We also own two pending U.S. provisional application that contains claims or supporting disclosures directed to additional INB-300 compositions and to methods of treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2042, without accounting for potential patent term extensions and adjustments.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product-by-product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

Trade Secrets and Know-How

We also rely on trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our proprietary processes for expanding and activating therapeutic quantities of gamma-delta T cells and modified gamma-delta T cells. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors, commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent Institutional Review Board, or IRB, or ethics committee at each treatment site before the trial is commenced;
•
performance of adequate and well controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies, and the sponsor of an approved BLA is also subject to an annual program fee.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured, including, as applicable, for compliance with Good Tissue Practices. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more treatment sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates, including Fast Track designation, breakthrough therapy designation, accelerate approval and priority review. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA and the payment of applicable user fees, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. Such a product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well controlled post-marketing clinical studies to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Fast Track designation, breakthrough therapy designation, priority review, and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review and approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective, if the second applicant demonstrates its product is clinically superior to the approved product with orphan exclusivity, or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation may also entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Manufacturers also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, (such as the Office of Inspector General and the Health Resources and Service Administration), the Department of Justice, or the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing activities and scientific/educational grant programs must have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, transparency laws, the health information privacy and security laws, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers and purchasers on the other. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims laws, including the False Claims Act, or FCA, which can be enforced by private citizens through civil qui tam actions and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Additionally, companies have been prosecuted for, among other things, causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

The Health Insurance Portability and Accountability, or HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In the ordinary course of our business, we may process personal data or sensitive information. Accordingly, we may be subject to data privacy and security obligations, including federal, state, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or CCPA, the Canadian Personal Information Protection and Electronic Documents Act, or PIPEDA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In addition, many states and foreign jurisdictions have enacted analogous versions of these laws. For example, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Further, some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. In particular, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, provides new data privacy rights for consumers and new operational requirements for companies. Under the CCPA, covered businesses must provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties (of up to $7,500 per violation) and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.

In addition, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area or EEA or the United Kingdom, or otherwise carried out in the context of EEA or United Kingdom establishments (regardless of where any processing in question occurs), including personal data related to health and genetic information, is subject to the EU GDPR including, where relevant, as implemented in the United Kingdom, the UK GDPR. The

EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive information. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. For more information, see the section titled “Risk Factors—Risks Related to Commercialization and Regulatory Compliance.”

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Additionally, if any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant civil, criminal and administrative sanctions, including exclusion from government funded healthcare programs.

Coverage, Pricing and Reimbursement

In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining coverage and reimbursement approval of a product from a third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In particular, obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, we cannot be sure that the level of reimbursement will be adequate. Limited coverage and less than adequate reimbursement may reduce the demand for, or the price of, any product for which we obtain regulatory approval. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, in the United States there is no uniform policy among third-party payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs), such as our product candidates, once approved, may be eligible for coverage under Medicare Part B. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price;
•
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•
a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•
a licensure framework for follow on biologic products.

By way of example, in December 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted which repealed, effective January 1, 2019, the tax penalty for an individual’s failure to maintain ACA-mandated health insurance, commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013. Additionally, due to subsequent legislative amendments to the statute, the reductions will stay in effect through 2031, other than a temporary suspension from May 1, 2020 through May 31, 2022 due to the ongoing COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering drug pricing as part of other health reform initiatives. Further, at the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Environmental Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

As of December 31, 2021, we had 19 full-time employees, of whom 13 were primarily engaged in research and development activities. A total of seven employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

Incysus, Ltd. was incorporated in Bermuda on February 8, 2016. On May 7, 2018, Incysus, Ltd. reincorporated in the United States in a domestication transaction in which Incysus, Ltd. converted into a newly formed Delaware corporation, Incysus Therapeutics, Inc. Upon the domestication, each Class A share of Incysus, Ltd. was automatically converted into one share of common stock of Incysus Therapeutics, Inc. and each Class B share of Incysus, Ltd. was automatically cancelled and did not convert into any shares of any class of capital stock of Incysus Therapeutics, Inc. In August 2020, we amended our certificate of incorporation, as amended, to change our name to IN8bio, Inc. Our principal executive offices are located at 350 5th Avenue, Suite 5330, New York, New York 10118, and our telephone number is (646) 600-6438. Our corporate website address is www.in8bio.com. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

Available Information

Our website address is www.in8bio.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

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
•
Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
The ongoing COVID-19 pandemic, and other geopolitical tensions, such as Russia's recent incursion into Ukraine, could adversely impact our business, including our clinical trials, supply chain and business development activities.
•
We face significant competition, and many of our competitors have substantially greater experience and resources than we have.
•
Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.
•
Clinical product candidate development involves a lengthy and expensive process and involve uncertain outcomes. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.
•
If we encounter difficulties in enrolling patients with our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
We currently store our gamma-delta T cells at our research and development facility and at the facilities of our clinical and/or manufacturing partners, and any damage or loss to our storage freezers and/or facilities from natural disasters or otherwise, would cause delays in replacement, and our business could suffer.
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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, and other personnel. The loss of the services of our key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
•
Actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, standards and other requirements could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

Risks Related to Our Financial Position and Capital Needs

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions, such as Russia’s recent incursion into Ukraine. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $14.7 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $32.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, establishing and validating commercial-scale current good manufacturing practices, or cGMP, facilities, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of some of these activities. As inflation expectations increase in the United States and globally, we expect the costs of certain activities will increase. Should suppliers and consultants increase prices to cover increased wages and materials costs, we expect our expenses and cash utilization could increase substantially. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to offset our expenses and achieve profitability.

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

Moreover, because all of our product candidates are based on the same core gamma-delta T cell technology, if any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems including the failure to demonstrate comparability or equivalence, these could impact the development plans for our other product candidates. Our failure to timely complete clinical trials, obtain regulatory approval or, if approved, commercialize our product candidates could adversely affect our business, financial condition and results of operations.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-200 and INB-100 are our only product candidates in clinical trials. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “topline” or preliminary data from our clinical trials. Interim, “topline” or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, “topline” and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “topline,” and preliminary data should be viewed with caution until the final data are available. Differences between interim, “topline” and preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, “topline,” or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

For example, INB-100, our novel allogeneic gamma-delta T cell product candidate that we are initially developing for the treatment of patients with acute leukemia undergoing hematopoietic stem cell transplantation, is manufactured from healthy donor T cells using our proprietary manufacturing process. Allogeneic versions of cell therapy and gamma-delta T cell product candidates is an unproven field of development and is subject to particular risks that are difficult to quantify, including understanding and addressing variability in the quality and quantity of a donor’s T cells and the patient’s potential immune reaction to the foreign donor cells, which could ultimately affect safety, efficacy and our ability to produce product in a reliable and consistent manner. As such, we may be faced with unforeseen results, delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with developing immune cell therapies.

Additionally, we are the first company to advance a genetically modified gamma-delta T cell product candidate, INB-200, that we are currently developing for the treatment of certain solid tumors, into the clinic. The manufacture of our cell therapies involves complex processes, including, for INB-100, where blood cells are isolated from an allogeneic donor via leukapheresis, gamma-delta T cells are expanded and activated, and other cells are removed through magnetic separation and then cryopreserved. For INB-200, blood cells are isolated from the patient via leukapheresis, the gamma-delta T cells are transduced, expanded and activated, and, if required, other cells are removed through magnetic separation prior to cryopreservation.

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

To date, gamma-delta T cells have only been evaluated in early clinical trials. These clinical trials were primarily designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding gamma-delta T cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing gamma-delta T cells not manufactured by us. We currently have two ongoing clinical trials to evaluate gamma-delta T cells in investigator-sponsored clinical trials, which have enrolled and dosed only a limited number of patients to date. Success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Even after the completion of our ongoing Phase 1 clinical trials, our gamma-delta T cell product candidates will have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our product candidates as we expand into larger clinical trials.

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen, or HLA, types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease, or GvHD, if any. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. While we have observed some grade 1 /2 GvHD that has been responsive to steroids treatment, we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, an allogeneic or an “off-the-shelf” product may not be attainable, which would prevent the further advancement of our INB-100 allogeneic product candidate and adversely affect our business and current development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

Additionally, the FDA or an independent IRB may also suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

Development of a product candidate intended for use in combination with an already approved therapy may present increased complexity and more or different challenges than development of a product candidate for use as a single agent or monotherapy.

We are developing certain of our product candidates, including INB-200 and INB-400, to be used in combination with approved therapies, such as chemotherapy, which may present additional challenges. For example, the FDA may require us to use more complex clinical trial designs, to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that most or any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, and changes to the standard of care.

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

To date, we have only tested INB-200 and INB-100 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our lead product candidates and initiate clinical trials of our additional product candidates, serious adverse events, or SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

Our clinical trials have been, and may in the future be, affected by the ongoing COVID-19 pandemic. If a patient in any of our clinical trials contracts COVID-19, it could cause a serious adverse event to occur, especially in light of the immunosuppressive conditioning to which such patients are subject. In the past, the spread of COVID-19 in the states of Alabama and Kansas has impacted the intensive care unit capacity at the hospitals participating in our clinical trials and has slowed the rate of patient enrollment. The hospitals also experienced shortages in personal protective equipment, or PPE, that could again in the future result in significant delays to our clinical trials. In addition, due to the ongoing COVID-19 pandemic we had previously been required to submit to the FDA and the IRB a modified clinical protocol to mitigate the risks associated with COVID-19 exposure. This potentially could result in lower product potency but allow for the confirmation of a negative COVID-19 result prior to initiating the conditioning and/or myeloablation of the patient. While the impact of COVID-19 has waned since the passing of the Omicron variant in early 2022, we expect infections could again increase in the South during the summer months and throughout the country again late next fall. We may experience other disruptions due to the ongoing COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trial, including:

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

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the ongoing COVID-19 pandemic may be difficult to assess or predict, there have recently been, and could in the future be, significant disruptions of global financial markets, increases in inflation expectations, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the ongoing COVID-19 pandemic. As a result, we may face difficulties raising capital or such capital raises may be on unfavorable terms.

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

We may not be able to identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, such as claims that cell-based immunotherapy is unsafe, unethical, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies, could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Risks Related to Manufacturing and Our Dependence on Third Parties

Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.

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

We may rely on third-party contractors or contract development manufacturing organization for the manufacturing of our product candidates, and failure by those parties to adequately perform their obligations could harm our business.

Although we endeavor to build a manufacturing facility in the future, we do not currently own any facility that may be used as our clinical or commercial-scale manufacturing and processing facility and expect that we will rely on outside vendors for at least a portion of the manufacturing of our cell therapy product candidates that we develop. The facilities used by our contract manufacturers must be submitted and disclosed to the FDA or other foreign regulatory agencies and may be selected for inspection or audit following the submission of an application to the FDA or other foreign regulatory agencies. To the extent that we engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with confidentiality agreements and the cGMP requirements for the manufacture of our product candidates. We have not yet had any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that meet specifications are capable or safe and effective. If such contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not agree that these facilities for the manufacture of our product candidates are acceptable or if it withdraws any such approval or acceptance in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates, manufacturing reagents, raw materials, or in the manufacturing facilities in which our product candidates and/or their precursors are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because some of our cell therapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability and variability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product and patients may not receive a dose. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, the selection and distribution of the appropriate cell product for therapeutic use in a patient requires close coordination between the manufacturing facility, clinical operations, supply chain and quality assurance personnel.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

We currently store our biologic correlative and research specimens from clinical trials and development programs and clinical lentivectors at our research and development facilities, and any damage or loss to our storage freezers would cause delays in replacement, and our business could suffer.

Specimens are stored in our freezers at our research and development facilities. If these cells are damaged, including by the loss or malfunction of our freezers or our back-up power systems, as well as by damage from fire or other natural disasters, our development program could be delayed or terminated and our business could suffer. Loss of a significant supply would require manufacturing of additional vector which could cause us to incur significant additional expenses and liability.

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

Separately, in response to the ongoing COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities and has resumed certain on-site inspections subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-200 and INB-100. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see note 10 in our condensed financial statements, “License Agreements.”

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of December 31, 2021, we owned, co-owned or exclusively licensed two issued U.S. patents, three issued European patents, one allowed patent application in Europe, one issued patent in Australia, one issued patent in Israel, one allowed patent application in New Zealand, eight pending U.S. applications, and 47 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•
others may be able to make cells, cell products, genetic modifications, compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or license;
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

As of December 31, 2021, we had 19 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may explore strategic collaborations that may never materialize, or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

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

If our information technology systems or sensitive information, or those of our collaborators or other contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of our product development programs and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and transmit proprietary, confidential, and sensitive data, including but not limited to, personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such sensitive information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If any of the previously identified or similar threats were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Federal, state and international laws and regulations, such as HIPAA, the GDPR, or

CCPA, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which are outside our control). As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

Under current U.S. federal tax law, NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deduction for these carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of current-year taxable income. NOLs generated in tax years beginning before January 1, 2018 are not subject to the taxable income limitation, and continue to have a 20-year carryforward period. Deferred tax assets for NOLs are measured at the applicable tax rate in effect when the NOL is expected to be utilized. The carryforward/carryback periods, any limitations on use of NOLs, and any other changes in applicable law relating to NOLs through new legislation, regulations or other guidance, may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

It is uncertain if and to what extent various states will conform to the federal law. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase the state taxes owed.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2021.

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
•
economic weakness, including inflation, or political instability in particular economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing and insurance regimes;
•
workforce uncertainty due to labor unrest;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•
business interruptions resulting from geopolitical actions, including war and terrorism such as Russia's recent incursion into Ukraine, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies, such as the ongoing COVID-19 pandemic.

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

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect through 2030, with a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering drug pricing as part of other health reform initiatives. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, standards and other requirements could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations governing the processing of personal data and other sensitive information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to process sensitive information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of sensitive information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (i.e., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal data could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to data privacy and security requirements under HIPAA as amended, and regulations promulgated thereunder, or HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the CCPA, which gives California residents expanded rights. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Further, it is anticipated that the California Privacy Rights Act, or CPRA, effective January 1, 2023, will expand the CCPA. It will also create a new California Privacy Protection Agency authorized to issue substantive regulations and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws as well. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. In Canada, the PIPEDA and various related provincial laws, may apply to our operations.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses, or SCCs. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. At present, there are few if any viable alternatives to the SCCs, so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.

In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (i.e. Russia) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, or adversely affect our business and results of operations. For example, we may experience adverse consequences such as interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations; government enforcement actions (i.e., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Risks Related to the Ownership of Our Common Stock

A public market may not develop or be liquid enough for you to sell your shares quickly or at market price.

Prior to our IPO in August 2021, there had not been a public market for our common stock. The liquidity in our common stock remains thin, while broader markets have experienced significantly increased volatility due to increases in inflation expectations and the recent Russian incursions into Ukraine. If an active trading market for our common stock does not develop, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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
•
the success and failures of competitive products or therapies or announcements, including patient deaths and clinical holds, by potential competitors of their product development efforts;
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
•
market volatility due to the continued effects of and responses to the ongoing COVID-19 pandemic and Russia's recent incursion into Ukraine;
•
economic weakness, including inflation, in particular economies and markets;

•
stock price and volume fluctuations attributable to inconsistent trading volume levels and a wide bid-ask in our common stock;
•
announcement or expectation of additional financing efforts or sales by our stockholders;
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including due to Russia's recent incursion into Ukraine; and
•
investors’ general perception of us and our business.

In addition, some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon shares of our common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 70.5% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by a few industry or financial analysts and may never obtain additional coverage. Equity research analysts may elect not to provide research coverage of our common stock, or may drop coverage and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have additional equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares, reduce their price-targets, or issue other unfavorable commentary or research about us. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company, or EGC, as defined under the Jobs Act, or smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 3,900 square feet of office space for our principal executive offices in New York, New York, under an operating lease that expires on February 28, 2027, with no renewal option to renew for an additional period upon the expiration of this lease. We also lease approximately 2,500 square feet of laboratory and office space, which is located in Birmingham, Alabama, under an operating lease that currently expires on September 1, 2022, which can be terminated by us upon 60 days' notice and has an option for a five-year extension. We have also leased approximately 9,000 square feet of space located in the Martin Biscuit Building in Birmingham, Alabama. The lease is a 63-month term, expiring on February 17, 2026 and has an option for a five-year extension. We are developing approximately 5,250 square feet of this space as laboratory space, as well as approximately 3,700 square feet as office and conference space. Our Birmingham facilities are both located within Qualified Opportunity Zones as defined in Section 1400Z-2 of the Internal Revenue Code. We will seek to use commercially reasonable efforts to expand our facilities within Qualified Opportunity Zones as long as it remains consistent with the best interests of the Company. We believe that our facilities are adequate to meet our current needs and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

From time to time we may become, involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Stock Market LLC under the symbol “INAB” on July 30, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 10, 2022, there were approximately 50 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from the IPO

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of the date of this Annual Report on Form 10-K, we have not used any of the proceeds from the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. Gamma-delta T cells are naturally occurring immune cells that embody properties of both the innate and adaptive immune systems and can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous and genetically modified approaches to advance novel cell therapies, which are designed to effectively identify and eradicate tumor cells. We are currently the most clinically advanced gamma-delta T cell company.

Our lead product candidates are in Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report initial topline Phase 1 clinical trial results in the second half of 2022. For INB-100, we expect to report initial results from the first cohort in our Phase 1 clinical trial in 2022, with topline results for all cohorts in 2023. In addition, we plan to initiate a new Phase 1b/2 clinical program INB-400 in which both allogeneic and autologous genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. A portfolio of preclinical programs, including INB-300, focused on addressing various solid tumors using a dedicated gamma-delta chimeric antigen receptor T cell, or CAR-T cell, construct is also in progress. We will continue to advance internal research, including advancing manufacturing approaches and the application of our proprietary DeltEx DRI approach into additional solid tumor indications. We expect to file several INDs for our pipeline product candidates through 2023, with the first IND expected to be filed by the second half of 2022.

On August 3, 2021, we completed our IPO, whereby we issued and sold 4,000,000 shares of our common stock at a price to the public of $10.00 per share for aggregate gross proceeds of $40.0 million. We received approximately $32.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through December 31, 2021, we raised an aggregate of $75.6 million of gross proceeds from the sale of our securities, including through our IPO.

We have incurred significant operating losses since our inception. Our net losses were $14.7 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $32.7 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. If we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Impact of COVID-19

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains such as the Delta and Omicron variants, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its clinical supply chain and the availability or cost of materials, and it has affected and may continue to affect the Company’s ability to timely initiate, enroll and complete its clinical trials, conduct regulatory activities and operate its business more generally. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also impact the capital markets, inflation expectations and the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity. The extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations, financial condition and liquidity, including ongoing and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of evolving variants of COVID-19, the actions taken to contain or treat it, including the likelihood of achieving widespread global vaccination rates, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•
employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
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

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; director and officer insurance expenses as a publicly traded company; and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs not included in research and development.

We expect that our general and administrative expenses will increase as our organization and headcount needed in the future grow to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to building a team to support our administrative, accounting and finance, communications, legal and business development efforts. In addition, we expect increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following sets forth our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$7,347	$5,378	$1,969
General and administrative	7,306	3,179	4,127
Total operating expenses	14,653	8,557	6,096
Loss from operations	(14,653)	(8,557)	(6,096)
Net loss	$(14,653)	$(8,557)	$(6,096)

Research and Development Expenses

Research and development expenses were $7.3 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively. The increase of $1.9 million was primarily due to increased third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-200 clinical trial and increased personnel related costs, including salaries, benefits and stock-based compensation due to increased headcount.

General and Administrative Expenses

General and administrative expenses were $7.3 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $4.1 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses related to the IPO, insurance and activities as a public company.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash of $37.0 million. To date, we have funded our operations primarily through the sale of equity and equity-linked securities. Through December 31, 2021, we have raised an aggregate of $75.6 million of gross proceeds from the sale of our securities, including through our IPO. We believe that our cash, cash equivalents and short-term investments as of December 31, 2021, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100 and INB-200 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities.

Funding Requirements

We believe that our available cash is sufficient to fund existing and planned cash requirements. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs.

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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
•
addressing any potential interruptions, delays and/or cost increases resulting from factors related to the ongoing COVID-19 pandemic, and other geopolitical tensions, such as Russia's recent incursion into Ukraine;
•
economic weakness, including inflation, or political instability in particular economies and markets;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

Since inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, if at all. It is likely that we will seek third-party collaborators for the future commercialization of our product candidates that are approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us to incur significant additional expenses for marketing, sales, manufacturing and distribution.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and other geopolitical tensions, such as Russia’s recent incursion into Ukraine. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

The following table summarizes our contractual obligations and commitments as of December 31, 2021:

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$2,231	$405	$1,470	$356	$—
Financing lease commitments	717	435	282	—	—
Total	$2,948	$840	$1,752	$356	$—

In addition, we entered into a lease agreement with a third party to build out our labs in Birmingham, Alabama for an aggregate expected cost of $4.0 million. As of December 31, 2021, $0.2 million in expenses have been incurred. For more information on the lease agreement, see Note 14 of our financial statements.

Except as disclosed in the table above, we have no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(13,509)	$(7,133)
Net cash used in investing activities	(309)	—
Net cash provided by financing activities	32,955	24,517
Net increase in cash	$19,137	$17,384

Operating Activities

Cash used in operating activities was $13.5 million during the year ended December 31, 2021, primarily due to our net loss of $14.7 million and decreases in our accrued expenses and other current liabilities along with prepaid expenses mainly due to lower legal accruals and prepayments as a result of the completion of the IPO, partially offset by $2.2 million in stock-based compensation due to increased employee headcount resulting from growth in our business.

Cash used in operating activities was $7.1 million during the year ended December 31, 2020, primarily due to our net loss of $8.6 million offset by increases in our operating assets and liabilities of $0.6 million and increases in non-cash charges of $0.8 million. Increases in our operating assets and liabilities consisted primarily of $0.8 million in accrued expenses and other current liabilities due to increased legal expenses related to preparing for the IPO. Increases in our non-cash charges consisted primarily of $0.4 million in stock-based compensation due to higher employee headcount as the Company expanded.

Investing Activities

Cash used in investing activities was $0.3 million during the year ended December 31, 2021, primarily due to construction in progress activity in relation to leasehold improvements to the Alabama leased space.

Financing Activities

Cash provided by financing activities was $33.0 million during the year ended December 31, 2021, primarily due to proceeds received from the issuance and sale of common stock in our IPO.

Cash provided by financing activities was $24.5 million during the year ended December 31, 2020, primarily due to the issuance of Series A convertible preferred stock.

Critical Accounting Estimates

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

Critical Accounting Policies

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Annual Report on Form 10-K. We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Research and Development Costs

We expense all costs incurred in performing research and development activities. Research and development expenses include salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and entities that conduct certain research and development activities on the Company’s behalf and expenses incurred in connection with license agreements. Non-refundable advance payments for goods or services that will be used for rendered or future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as an expense over the requisite service period which is generally the vesting period. In the periods prior to the IPO, the determination of fair value of our common stock required significant judgment. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IN8bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IN8bio, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, convertible preferred stock, common stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2017

Tysons, Virginia

March 17, 2022

IN8BIO, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$37,021	$17,994
Prepaid expenses and other current assets	1,959	150
Total Current Assets	38,980	18,144
Non-current assets
Property and equipment, net	97	186
Construction in progress	403	—
Restricted cash	251	141
Deferred offering costs	—	2,439
Right of use assets - financing leases	704	—
Right of use assets - operating leases	1,630	—
Other non-current assets	158	—
Total Non-Current Assets	3,243	2,766
Total Assets	$42,223	$20,910
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$395	$620
Accrued expenses and other current liabilities	1,235	1,778
Short-term financing lease liability	392	—
Short-term operating lease liability	234	—
Loan payable, current	—	174
Total Current Liabilities	2,256	2,572
Deferred rent	—	17
Long-term financing lease liability	269	—
Long-term operating lease liability	1,515	—
Total Non-Current Liabilities	1,784	17
Total Liabilities	4,040	2,589
Commitments and Contingencies
Convertible preferred stock, Series A (Note 8)	—	34,900
Stockholders' Equity (Deficit)
Common stock, par value $0.0001 per share; 490,000,000 and 50,700,000 shares authorized at December 31, 2021 and 2020, respectively; 18,781,242 and 3,764,488 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	70,872	1,458
Accumulated deficit	(32,691)	(18,038)
Total Stockholders' Equity (Deficit)	38,183	(16,579)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$42,223	$20,910

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Operations

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Operating expenses:
Research and development	$7,347	$5,378
General and administrative	7,306	3,179
Total operating expenses	14,653	8,557
Loss from operations	(14,653)	(8,557)
Net loss	$(14,653)	$(8,557)
Net loss attributable to common stockholders (Note 12)	$(14,653)	$(10,340)
Net loss per share attributable to common stockholders – basic and diluted	$(1.47)	$(3.02)
Weighted-average number of shares used in computing net loss per common share – basic and diluted	9,969,733	3,419,075

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	2,713,980	$8,896	3,235,671	$1	$238	$(9,481)	$(9,242)
Issuance of common stock - Class A	—	—	227,010	—	499	—	499
Issuance of common stock – in relation to license agreement	—	—	89,629	—	103	—	103
Issuance of common stock – in relation to legal settlement	—	—	200,750	—	248	—	248
Exercise of common stock option - Class A	—	—	11,428	—	13	—	13
Issuance of convertible preferred stock - Series A, net of $81 issuance costs	7,048,351	25,175	—	—	—	—	—
Exercise of warrants into convertible preferred stock - Series A	231,396	829	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	(8,557)	(8,557)
Balance at December 31, 2020	9,993,727	34,900	3,764,488	1	1,458	(18,038)	(16,579)
Issuance of common stock – as a result of IPO, net of issuance costs of $7,685	—	—	4,000,000	—	32,290	—	32,290
Conversion of convertible preferred stock to common stock upon closing of IPO	(9,993,727)	(34,900)	10,990,065	1	34,899	—	34,900
Stock options exercises	—	—	26,689	—	30	—	30
Stock-based compensation expense	—	—	—	—	2,195	—	2,195
Net loss	—	—	—	—	—	(14,653)	(14,653)
Balance at December 31, 2021	—	$—	18,781,242	$2	$70,872	$(32,691)	$38,183

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(14,653)	$(8,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	88
Stock-based compensation	2,195	357
Stock issuance related to license agreement	—	103
Stock issuance related to legal settlement	—	248
Deferred rent	—	17
Amortization of financing lease right-of-use assets	537	—
Amortization of operating lease right-of-use assets	162	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,876)	3
Other non-current assets	(159)	(48)
Accounts payable	(319)	(160)
Accrued expenses and other current liabilities	554	816
Short-term operating lease liabilities	158	—
Long-term operating lease liabilities	(197)	—
Net cash used in operating activities	(13,509)	(7,133)
Investing activities
Construction in progress	(309)	—
Net cash used in investing activities	(309)	—
Financing activities
Proceeds from exercise of common stock options	30	13
Proceeds from the issuance of common stock	36,327	499
Proceeds from issuance of preferred stock - net of $81 of issuance costs	-	25,175
Principal payments on financing leases	(535)	—
Proceeds from issuance of loan	-	174
Repayment of loan payable	(174)	—
Payment of deferred offering costs	(2,693)	(1,344)
Net cash provided by financing activities	32,955	24,517
Net increase in cash and restricted cash	19,137	17,384
Cash and restricted cash at beginning of year	18,135	751
Cash and restricted cash at end of year	$37,272	$18,135
Supplemental disclosure of non-cash operating, financing and investing information:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,095
Exercise of convertible preferred stock warrants	$—	$829
Construction in progress included in accounts payable	$94	$—
Conversion of preferred stock - Series A into common stock	$34,900	$—
Right-of-use assets obtained in exchange for financing lease	$309	$—
Right-of-use assets obtained in exchange for operating lease	$969	$—
Initial measurement of lease right-of-use assets	$1,693	$—
Initial measurement of lease liabilities	$1,728	$—

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows Continued

(In thousands)

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash, end of year	$37,021	$17,994
Long-term restricted cash, end of year	251	141
Cash and restricted cash, end of year	$37,272	$18,135

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Notes to Financial Statements

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

Coronavirus Pandemic

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains such as the Delta and Omicron variants, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its supply chains and the availability or cost of materials, and it has affected and may continue to affect the Company’s ability to timely initiate, enroll and complete its clinical trials, conduct regulatory activities and operate its business more generally. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also impact the capital markets, inflation expectations and the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity. The full extent to which the pandemic may impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including as a result of evolving variants of COVID-19, the actions taken to contain or treat it, including the likelihood of achieving widespread global vaccination rates, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of $32.3 million, after deducting underwriters’ discounts, commissions, and offering-related costs. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock (see Note 8).

Liquidity and Capital Resources

Through December 31, 2021, the Company funded its operations primarily with proceeds from its Series A convertible preferred stock financing (“Series A Financing”) and, with proceeds from its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $14.7 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $32.7 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash of $37.0 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, deferred tax assets and liabilities and related valuation allowance, fair value of stock-based compensation, and accrued research and development costs. Management bases certain estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company’s cash is maintained with a high quality, accredited financial institution. These amounts, at times, may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements. Management deems there to be minimal credit risk associated with the Company’s cash.

Cash and Restricted Cash

Cash consists of standard checking accounts. The Company has restricted cash of $0.3 million in the form of cash collateral for the Company’s letter of credit for the year ended December 31, 2021, which has been classified as restricted cash on the Company's balance sheet. The Company had restricted cash of $0.1 million in the form of a security deposit related to its agreement with an equipment rental company as of December 31, 2020, which has been classified as restricted cash on the Company’s balance sheet.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Significant replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. The estimated useful lives of the Company’s respective assets are as follows:

Estimated Useful Life
Computer equipment	3 years
Laboratory equipment	3-5 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2021 and 2020.

Research and Development Costs

Research and development costs are generally expensed as incurred and consist primarily of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and entities that conduct certain research and development activities on the Company’s behalf and expenses incurred in connection with license agreements. Non-refundable advance payments for goods or services that will be used for rendered or future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

The Company analyzes the progress of clinical trials, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. The Company makes significant judgments and estimates in determining the accrued balance and expense in each accounting period. As actual costs become known, the Company adjusts the accrued estimates. Although the Company does not expect the estimates to be materially different from amounts actually incurred, the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from the Company’s estimates and could result in the Company reporting amounts that are too high or too low in any particular period. The Company’s research and development costs are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers.

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

Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. On the adoption date, $1.7 million was recognized as total lease liabilities and $1.7 million was recognized as total right-of-use assets on the Company’s balance sheet. Additionally, $0.04 was recognized as a reduction to prepaid expenses and other current assets and $0.02 was recognized as a reduction to deferred rent on the Company's balance sheet.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are required to be disclosed at fair value in the financial statements. Fair value is the price at which an asset could be exchanged, or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 —

Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 —

Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life.

Level 3 —

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s financial instruments include cash and restricted cash, and accounts payable. The carrying amounts of cash, restricted cash, and accounts payable approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards. These are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The calculation of the income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity. The Company classifies interest and penalty expense related to uncertain tax positions as a component of operating expenses on the statements of income. As of December 31, 2021, the Company had no accrued interest or penalties.

Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require application of significant judgment. The Company is subject to U.S. federal and various state and local jurisdictions. Due to the Company’s net operating loss carryforwards, the Company may be subject to examination by authorities for all previously filed income tax returns.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The

Company evaluated the impact of the CARES Act. At present, the Company does not expect that the NOL carryback provision or other provisions of the CARES Act resulting in a material tax benefit to the Company.

Convertible Preferred Stock Classification

The Company records all convertible preferred stock upon issuance at its respective fair value or original issuance price less issuance costs. The Company classifies its convertible preferred stock outside of stockholders’ deficit as the redemption of such shares is outside the Company’s control. The Company does not adjust the carrying values of the convertible preferred stock to redemption value unless and until it becomes probable that the instrument will become redeemable. As of December 31, 2020, the Company’s convertible preferred stock was not adjusted to redemption value. After the closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into shares of common stock.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The stock-based compensation expense is accounted for in the statements of operations based on the awards’ grant date fair values. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Before the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company has utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), to estimate the fair value of its common stock. The common stock valuation is based on the Company’s enterprise value determined utilizing various methods including the option-pricing method (“OPM”) or a hybrid of the probability-weighted expected return method (“PWERM”) and the OPM. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Recently Issued Accounting Standards Updates

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company has evaluated this guidance and determined that it does not have a material impacts to its financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Machinery and equipment	$443	$443
Less accumulated depreciation	(346)	(257)
Property and equipment, net	$97	$186

Depreciation expense was $0.1 million for the years ended December 31, 2021 and 2020.

4. CONSTRUCTION IN PROGRESS

Construction in progress consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Furniture	$77	$—
Leasehold improvements	200	—
Internal use software not yet in service	126	—
Construction in progress	$403	$—

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued offering costs	$—	$876
Accrued clinical trials	196	376
Accrued compensation	926	400
Accrued other	113	126
Total accrued expenses and other current liabilities	$1,235	$1,778

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

Common Stock

There were 490,000,000 shares and 50,700,000 shares authorized for issuance at December 31, 2021 and 2020, respectively, and 18,781,242 shares and 3,764,488 shares issued and outstanding at December 31, 2021 and 2020, respectively.

Convertible Preferred Stock

Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock. There were no outstanding shares at December 31, 2021.

As of December 31, 2020, there were 27,564,260 shares of convertible preferred stock authorized and 9,993,727 shares, issued and outstanding. The convertible preferred shares had a par value of $0.0001 and liquidation preference of $38.0 million.

Preferred Stock Warrants

As of December 31, 2021 and 2020, there were no preferred stock warrants outstanding. During the year ended December 31, 2020, all 231,396 outstanding warrants were exercised at the price of $0.0003 per share and the warrant liability was settled for the fair value of $0.8 million.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. As of December 31, 2021, 10,594,584 shares were available for grant pursuant to the Plan. On January 1, 2022, the shares reserved for issuance was increased to 5,139,062 shares.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2021 and continuing through January 1, 2031, by the lesser of 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year; and 400,000 shares, except before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth above. As of December 31, 2021, no shares of common stock had been issued under the 2020 ESPP and 200,000 shares remained available for future issuance under the 2020 ESPP. On January 1, 2022, the shares reserved for issuance was increased to 387,812 shares. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,247,158	$5.16	9.34	$1,486
Granted	1,231,965	7.59
Exercised	(26,689)	(1.09)
Forfeited	(146,055)	(5.76)
Outstanding at December 31, 2021	2,306,379	$6.51	8.99	$983
Exercisable at December 31, 2021	503,206	$6.00	8.37	$544
Options expected to vest as of December 31, 2021	1,803,173	$6.83	9.16	$439

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $5.41 and $4.67, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise. The aggregate intrinsic value of stock options exercised in the years ended December 31, 2021 and 2020 was $0.2 million and $0.1 million, respectively.

Stock-Based Compensation Expense

For the years ended December 31, 2021 and 2020, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	December 31, 2021	December 31, 2020
Volatility	85.67%-89.15%	83.3%-90.9%
Expected life (years)	5.49-6.68	4.25-9.34
Risk-free interest rate	0.66%-1.32%	0.3%-1.4%
Dividend rate	—%	—%

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

Stock-based compensation expense was recorded in the following line items in the statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,014	$192
General and administrative	1,181	$165
Total stock-based compensation expense	$2,195	$357

No related tax benefits from stock-based compensation expense were recognized for the years ended December 31, 2021 and 2020. As of December 31, 2021, there was $8.3 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.11 years.

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

Exclusive License Agreement with UABRF

In March 2016, the Company entered into an exclusive license agreement with The UAB Research Foundation, or UABRF, as amended from time to time (the “UABRF License Agreement”). The Company amended the UABRF License Agreement in December 2016, January 2017, June 2017 and November 2018. Under the UABRF License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy-related patents related to the use of gamma-delta T cells, certain CAR-T cells and combination treatments for cellular therapies developed by the University of Alabama at Birmingham and owned by UABRF to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents. Such exclusive license is subject to certain rights retained by UABRF and also the U.S. government.

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

Antidilution Provision

The antidilution provision required the Company to issue additional shares of common stock such that UABRF maintains a 2.5% ownership interest in the Company until it has raised at least $20.0 million through one or more rounds of investment. As of December 31, 2021, the Company had a total of 151,382 shares of common stock issued in satisfaction of this antidilution provision.

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

10. INCOME TAXES

For the years ended December 31, 2021 and 2020, the tax provision (benefit) consisted of (in thousands):

	December 31, 2021	December 31, 2020
Current provision (benefit):
Federal	$—	$—
State	—	—
Total	—	—
Deferred provision (benefit)
Federal	(2,670)	(1,569)
State	(1,938)	(1,116)
Total	(4,608)	(2,685)
Change in valuation allowance	4,608	2,685
Income tax provision (benefit)	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the Company’s effective tax rate for 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
U.S Federal statutory rate	21%	21%
State taxes, net of federal benefit	10%	10%
Stock-based compensation	-2%	0%
Other permanent differences	-1%	0%
True up adjustments	3%	0%
Change in valuation allowance	-31%	-31%
Income tax provision (benefit)	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax assets (liabilities) balance are as follows at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Stock-based compensation	$337	$155
Net operating loss carryforwards and alternative minimum tax credits	6,803	4,667
Lease liabilities	791	—
Reserves and accruals	304	—
Intangibles and fixed assets	1,922	—
Total deferred tax assets	10,157	4,822
Deferred tax liabilities:
ROU assets	(766)	—
Property and equipment	—	(38)
Total deferred tax liabilities	(766)	(38)
Valuation allowance	(9,391)	(4,784)
Deferred tax assets (liabilities), net	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act. At present, the Company does not expect that the NOL carryback provision or other provisions of the CARES Act resulting in a material tax benefit to the Company.

As of December 31, 2021, the Company had federal NOL carryforwards of approximately $20.1 million, New York State and City NOL carryforwards of approximately $30.1 million which will begin to expire in 2039. However, the Company’s ability to utilize these NOLs will be dependent on the Company’s ability to generate future taxable income. Furthermore, the utilization of these NOLs may also be limited in the future.

The Company has evaluated both positive and negative evidences and determined that negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained. The net change in the valuation allowance for the year ended December 31, 2021 was an increase of $4.6 million.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, there is a risk of an ownership change that could trigger a limitation of the use of the loss carryover. The Company has undertaken a formal IRC Section 382 study up until March 1, 2022. Management concluded that the Company did not undergo a no more than 50% ownership change defined under IRS Section 382(a); all the attributes disclosed in this footnotes reflect the conclusion of that study. However, subsequent ownership changes may further limit the Company's ability in the future to utilize its NOLs and other tax carryforwards.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are highly certain of being upheld upon examination. The Company is subject to the U.S. federal and state income taxes with varying statutes of limitations. Tax years from 2018 forward remaining open to examination due to the carryover of net operating losses or tax credits.

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

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(14,653)	$(8,557)
Cumulative dividends on convertible preferred stock	—	(1,783)
Net loss attributable to common stockholders	$(14,653)	$(10,340)
Net loss per share—basic and diluted	$(1.47)	$(3.02)
Weighted-average number of shares used in computing net loss per share—basic and diluted	9,969,733	3,419,075

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Year Ended December 31,
	2021	2020
Convertible preferred stock	—	9,993,727
Stock options to purchase common stock	1,723,587	1,247,158

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

Litigation Disclosure

In July 2020, the Company entered into a settlement agreement with a former employee for $0.3 million in cash and 200,750 shares of common stock.

Legal Proceedings

The Company is not currently party to and is not aware of any material legal proceedings. At each reporting date, the Company evaluated whether or not a potential loss amount or potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expense as incurred costs related to such legal proceedings.

13. FACILITY LEASES

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2021, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $1.4 million for equipment purchases in the form of sale and leasebacks or direct leases. As of December 31, 2021, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of December 31, 2021 and 2020, and are included in restricted cash on the balance sheets.

Operating Leases

In December 2020, the Company entered into an operating lease for office and laboratory space in Birmingham, Alabama, for a 63-month term, ending in February 2026, with an option to extend five years. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

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

In September 2021, the Company entered into a lease agreement with a third party to build out the Company's labs in Birmingham, Alabama. The agreement has a threshold of $4.0 million in total costs incurred. As of December 31, 2021, $0.2 million in expenses have been incurred and are classified as construction in progress on the balance sheet.

The operating leases required security deposits at the inception of each lease. The security deposits amounted to approximately $17,000 and $251,000 as of December 31, 2021, which are included in other non-current assets and restricted cash on the balance sheet, respectively.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the year ended December 31, 2021 (in thousands):

Year Ended December 31,
Lease Cost
Amortization of finance right-of-use assets	$537
Interest on finance lease liabilities	86
Operating lease cost	280
Short-term lease cost	460
Total lease cost	$1,363

December 31, 2021
Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$86
Cash paid for amounts included in the measurement of lease liability – operating leases	$158
Weighted-average remaining lease term – finance leases	1.64
Weighted-average remaining lease term – operating leases	4.73
Weighted-average discount rate – finance leases	10.2%
Weighted-average discount rate – operating leases	10.4%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at December 31, 2021 (in thousands):

	Financing Leases	Operating Leases
2022	$435	$405
2023	252	478
2024	30	490
2025	—	502
2026	—	311
Thereafter	—	45
Total lease payment	717	2,231
Less: interest	56	482
Total lease liabilities	661	1,749
Less: short-term lease liability	392	234
Long-term lease liability	$269	$1,515

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information About Our Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2022 Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” in our 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

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

4.3	Description of the Registrant’s Securities.
10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and executive officers. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.2+	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).
10.3+

Forms of Option Grant Notice and Option Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.4+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).
10.5+

Forms of Option Grant Notice and Option Agreement under 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.6+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.7+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).
10.8+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.9†

Exclusive License Agreement, dated March 10, 2016, between the Registrant and The UAB

Research Foundation, as amended (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.10†

First Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.11†

Second Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.12†

Third Amendment to Exclusive License Agreement, dated December 14, 2016, between the

UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.13†

Fourth Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.14†

Exclusive License Agreement, dated June 10, 2016, between Emory University, Children’s Healthcare of Atlanta, Inc., and UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.15†

First Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.16†

Second Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.17+

Amended and Restated Employment Agreement, between Registrant and William Ho, dated

December 1, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.18+

Amended and Restated Employment Agreement between Registrant and Lawrence Lamb, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.19+	Employment Agreement between Registrant and Trishna Goswami, dated October 7, 2021.
10.20+	Employment Agreement between Registrant and Patrick McCall, dated January 20, 2021.
23.1	Consent of Independent Registered Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+ Indicates a management contract or compensatory plan.

† Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN8bio, Inc.

March 17, 2022	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

March 17, 2022	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William Ho and Patrick McCall, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Ho	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
William Ho

/s/ Patrick McCall	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 17, 2022
Patrick McCall

/s/ Alan S. Roemer	Chairman of the Board of Directors	March 17, 2022
Alan S. Roemer

/s/ Peter Brandt	Director	March 17, 2022
Peter Brandt

/s/ Emily Fairbairn	Director	March 17, 2022
Emily Fairbairn

/s/ Luba Greenwood	Director	March 17, 2022
Luba Greenwood

/s/ Travis Whitfill	Director	March 17, 2022
Travis Whitfill