Form 10-Q
period 2022-03-31
IN8BIO, INC.
filed 2022-05-12
CIK 1740279

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of May 9, 2022 was 18,838,471.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2022	December 31,
	(unaudited)	2021
Assets		(Note 2)
Current assets
Cash	$32,107	$37,021
Prepaid expenses and other current assets	1,167	1,959
Total Current Assets	33,274	38,980
Non-current assets
Property and equipment, net	240	97
Construction in progress	497	403
Restricted cash	251	251
Right of use assets - financing leases	555	704
Right of use assets - operating leases	1,563	1,630
Other non-current assets	158	158
Total Non-Current Assets	3,264	3,243
Total Assets	$36,538	$42,223
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$553	$395
Accrued expenses and other current liabilities	884	1,235
Short-term financing lease liability	325	392
Short-term operating lease liability	306	234
Total Current Liabilities	2,068	2,256
Long-term financing lease liability	201	269
Long-term operating lease liability	1,434	1,515
Total Non-Current Liabilities	1,635	1,784
Total Liabilities	3,703	4,040
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at March 31, 2022 and December 31, 2021; 18,812,267 and 18,781,242 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	71,669	70,872
Accumulated deficit	(38,836)	(32,691)
Total Stockholders' Equity	32,835	38,183
Total Liabilities and Stockholders' Equity	$36,538	$42,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$2,381	$1,245
General and administrative	3,764	1,118
Total operating expenses	6,145	2,363
Loss from operations	(6,145)	(2,363)
Net loss	$(6,145)	$(2,363)
Net loss attributable to common stockholders (Note 10)	$(6,145)	$(3,069)
Net loss per share attributable to common stockholders – basic and diluted	$(0.33)	$(0.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	18,800,546	3,764,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	9,993,727	$34,900	3,764,488	$1	$1,458	$(18,038)	$(16,579)
Stock-based compensation expense	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	(2,363)	(2,363)
Balance at March 31, 2021	9,993,727	$34,900	3,764,488	$1	$1,819	$(20,401)	$(18,581)

Balance at December 31, 2021	—	$—	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	—	—	31,025	—	33	—	33
Stock-based compensation expense	—	—	—	—	764	—	764
Net loss	—	—	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	—	$—	18,812,267	$2	$71,669	$(38,836)	$32,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	(6,145)	$(2,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	22
Non-cash stock-based compensation	764	361
Amortization of financing lease right-of-use assets	149	113
Amortization of operating lease right-of-use assets	67	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	792	(162)
Other current assets	—	(52)
Accounts payable	158	(180)
Accrued expenses and other current liabilities	(351)	(298)
Short-term operating lease liabilities	72	57
Long-term operating lease liabilities	(81)	(35)
Net cash used in operating activities	(4,559)	(2,507)
Investing activities
Purchases of property and equipment	(8)	—
Construction in progress	(245)	—
Net cash used in investing activities	(253)	—
Financing activities
Principal payments on financing leases	(135)	(112)
Exercise of common stock	33	—
Deferred offering costs paid	—	(323)
Net cash used in financing activities	(102)	(435)
Net decrease in cash and restricted cash	(4,914)	(2,942)
Cash and restricted cash at beginning of period	37,272	17,994
Cash and restricted cash at end of period	$32,358	$15,052

Cash, end of period	$32,107	$15,052
Restricted cash, end of period	251	—
Cash and restricted cash, end of period	$32,358	$15,052

Supplemental disclosure of non-cash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,238
Initial measurement of operating lease right-of-use assets and liabilities	$—	$3,483

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

Incysus, Inc. (“Incysus”) was a corporation formed in the State of Delaware on November 23, 2015 and Incysus, Ltd. was incorporated in Bermuda on February 8, 2016. Incysus was the wholly owned United States subsidiary of Incysus, Ltd. On May 7, 2018, Incysus, Ltd. reincorporated in the United States in a domestication transaction (the “Domestication”) in which Incysus, Ltd. converted into a newly formed Delaware corporation, Incysus Therapeutics, Inc. (“Incysus Therapeutics”). On July 24, 2019, Incysus Therapeutics merged with Incysus. Incysus Therapeutics subsequently changed its name to IN8bio, Inc. in August 2020. Following the Domestication in May 2018 and the merging of Incysus Therapeutics and Incysus in July 2019, the Company does not have any subsidiaries to consolidate. The Company is headquartered in New York, New York.

Coronavirus Pandemic

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains such as the Delta and Omicron variants, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its supply chains and the availability or cost of materials, and it has affected and may continue to affect the Company’s ability to timely initiate, enroll and complete its clinical trials, conduct regulatory activities and operate its business more generally. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also continue to impact the capital markets, inflation expectations and the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity. The full extent to which the pandemic may impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including as a result of evolving variants of COVID-19, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of $32.3 million, after deducting underwriters’ discounts, commissions, and offering-related costs. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock (see Note 7)

Liquidity and Capital Resources

Through March 31, 2022, the Company funded its operations primarily with proceeds from its Series A convertible preferred stock financing (“Series A Financing”) and with proceeds from its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $6.1 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $38.8 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash of $32.1 million as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”).

Unaudited Interim Financial Information

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from these condensed financial statements, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report. The results for any interim period are not necessarily indicative of results for any future period. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

Estimated Useful Life
Computer equipment	3 years
Furniture	7 years
Laboratory equipment	3-5 years

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

Recently Issued Accounting Standards Updates

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes ("Topic 740"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company has evaluated this guidance and determined that it does not have a material impact to its condensed financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$451	$443
Furniture and fixtures	151	—
Less accumulated depreciation	(362)	(346)
Property and equipment, net	$240	$97

Depreciation expense was $16,000 and $22,000 for the three months ended March 31, 2022 and 2021, respectively.

4. CONSTRUCTION IN PROGRESS

Construction in progress consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture	$3	$77
Leasehold improvements	368	200
Internal use software not yet in service	126	126
Construction in progress	$497	$403

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical trials	$206	$196
Accrued compensation	318	926
Accrued other	360	113
Total accrued expenses and other current liabilities	$884	$1,235

6. Debt

In April 2020, the Company was granted a loan (the “Loan”) in an amount of $0.2 million, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 16, 2020, was scheduled to mature on April 16, 2022 and bore interest at a rate of 1.0% per annum, payable monthly commencing on November 16, 2020. The Loan could be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company used the entire Loan amount for qualifying expenses.

In August 2021, the Company repaid the Loan of $0.2 million in full.

7. Stockholders' Equity

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which will automatically increase on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. On January 1, 2022, the shares reserved for issuance was increased to 5,139,062 shares. As of March 31 2022, 4,401,211 shares were available for grant pursuant to the 2020 Plan.

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

Stock Option Activity

The following is a summary of the stock option award activity during the three months ended March 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,306,379	$6.51	8.99	$983
Granted	801,600	4.10
Exercised	(31,025)	1.07
Forfeited	(63,749)	6.83
Outstanding at March 31, 2022	3,013,205	$5.91	9.05	$620
Exercisable at March 31, 2022	665,794	$5.64	8.31	$363
Options expected to vest as of March 31, 2022	2,347,411	$5.98	9.26	$257

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 is $4.10 and $4.02, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2022. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2022 was $0.1 million.

Stock-Based Compensation Expense

For the three months ended March 31, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	March 31, 2022	March 31, 2021
Volatility	87.13%	88.8%
Expected life (years)	6.08	6.08
Risk-free interest rate	2.01%	0.7%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$294	$168
General and administrative	470	193
Total stock-based compensation expense	$764	$361

No related tax benefits from stock-based compensation expense were recognized for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $9.6 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.19 years.

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

Antidilution Provision

The antidilution provision required the Company to issue additional shares of common stock such that UABRF maintains a 2.5% ownership interest in the Company until it has raised at least $20.0 million through one or more rounds of investment. As of March 31, 2022, the Company had a total of 151,382 shares of common stock issued in satisfaction of this antidilution provision.

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

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,145)	$(2,363)
Cumulative dividends on convertible preferred stock	—	(706)
Net loss attributable to common stockholders	$(6,145)	$(3,069)
Net loss per share—basic and diluted	$(0.33)	$(0.82)
Weighted-average number of shares used in computing net loss per share—basic and diluted	18,800,546	3,764,488

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	9,993,727
Stock options to purchase common stock	3,013,205	1,552,290

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

12. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2022, the Company had three operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Codification (“ASC”) 842, Leases, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $1.4 million for equipment purchases in the form of sale and leasebacks or direct leases. As of March 31, 2022, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of March 31, 2022 and December 31, 2021. They are included in restricted cash on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, for a 63-month term, ending in March 2026, with an option to extend five years. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The Company has an operating lease for office space in New York, New York, with a term commencing on September 15, 2021 and continuing through March 2027. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The Company has a build-to-suit lease agreement with a third party to build out the Company's labs in Birmingham Alabama. The agreement has a threshold of $4.0 million in total costs incurred. As of March 31, 2022, $0.4 million in costs have been incurred and are classified as construction in progress on the condensed balance sheets.

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $17,000 and $251,000 as of March 31, 2022 and December 31, 2021, respectively, and are included in other non-current assets and restricted cash on the condensed balance sheets, respectively.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$149	$113
Interest on finance lease liabilities	14	21
Operating lease cost	112	52
Short-term lease cost	105	115
Total lease cost	$380	$301

March 31, 2022
Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$163
Cash paid for amounts included in the measurement of lease liability – operating leases	54
Weighted-average remaining lease term – finance leases	1.61
Weighted-average remaining lease term – operating leases	4.50
Weighted-average discount rate – finance leases	10.2%
Weighted-average discount rate – operating leases	10.4%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at March 31, 2022 (in thousands):

	Financing Leases	Operating Leases
Remainder of 2022	$286	$351
2023	252	478
2024	30	490
2025	—	502
2026	—	311
Thereafter	—	45
Total lease payment	568	2,177
Less: interest	42	437
Total lease liabilities	$526	$1,740
Less: Short-term lease liability	325	306
Long-term lease liability	201	1,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2021 in our Annual Report Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

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

Our lead product candidates are in Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report initial Phase 1 clinical trial results in the second half of 2022 with topline results for all cohorts in the first half of 2023. For INB-100, we expect to report initial results from the first cohort in our Phase 1 clinical trial in 2022, with topline results for all cohorts in 2023. In addition, we plan to initiate a new Phase 1b/2 clinical program INB-400 in which both allogeneic and autologous genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. A portfolio of preclinical programs, including INB-300, focused on addressing various solid tumors using a dedicated gamma-delta chimeric antigen receptor T cell, or CAR-T cell, construct is also in progress. We will continue to advance internal research, including advancing manufacturing approaches and the application of our proprietary DeltEx DRI approach into additional solid tumor indications. We expect to file several INDs for our pipeline product candidates through 2023, with the first IND expected to be filed in the second half of 2022.

On August 3, 2021, we completed our IPO, whereby we issued and sold 4,000,000 shares of our common stock at a price to the public of $10.00 per share for aggregate gross proceeds of $40.0 million. We received approximately $32.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through March 31, 2022, we raised an aggregate of $75.6 million of gross proceeds from the sale of our securities, including through our IPO.

We have incurred significant operating losses since our inception. Our net losses were $6.1 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $38.8 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. If we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Other First Quarter Business Highlights

•
In January 2022, we provided a clinical update from the Phase 1 clinical trial of our genetically modified gamma-delta T cell therapy candidate, INB-200, in newly diagnosed GBM. In the single ascending dose cohort 1 (n=3), all three patients showed no dose limiting toxicities, DLTs, no cytokine release syndrome, or CRS, or neurotoxicity and demonstrated a manageable safety profile. Cohort 2, which will receive three repeat doses of INB-200, includes one patient who has already received all three doses without any DLTs or significant cell therapy related adverse events. All of the patients treated have exceeded their expected progression-free survival, or PFS, interval based on age and MGMT status and exceeded median expected PFS of up to seven months with encouraging trends in overall survival.
•
We presented a clinical update from the ongoing Phase 1 clinical trial of INB-100, an allogeneic gamma-delta T cell therapeutic candidate in leukemia patients undergoing hematopoietic stem cell transplantation. All three patients treated remain in morphologic complete response (CR) with durable remissions ranging from nine to 23 months through March 2022. We observed robust immune reconstitution in the patients, including T cells, B cells and gamma-delta T cells. INB-100’s safety profile continues to be manageable with no DLTs, no grade 3 or greater graft vs. host disease (GvHD), no CRS and no neurotoxicity. The data were presented at the 48th Annual Meeting of the European Society for Blood and Marrow Transplantation (EBMT). We believe these results are encouraging given up to 51% of patients are expected to relapse within a year with standard of care treatment.
•
In April 2022, we announced the continued expansion of our clinical and regulatory teams with the appointments of Urvashi Patel, Ph.D., Vice President, Regulatory Affairs, and Stacey Bilinski, Vice President, Clinical Operations. They bring deep clinical and regulatory experience to the IN8bio team, from early to late-stage development across the biotechnology and pharmaceutical industry with more than 45 years of combined experience. Dr. Patel has provided regulatory guidance to biopharmaceutical companies, including WindMIL Therapeutics, Precision for Medicine, Janssen, Elan Pharmaceuticals and Genentech. Ms. Bilinski has initiated numerous first in-human and early-phase clinical development programs at biopharmaceutical companies, including Taiho Oncology, Onconova, Insmed, Amicus Therapeutics and Covance.

Our Pipeline

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across each product candidate. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs, but are not allocated by product candidate due to the overlap of the potential benefit of those efforts across multiple product candidates.

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

General and Administrative Expenses

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$2,381	$1,245	$1,136
General and administrative	3,764	1,118	2,646
Total operating expenses	6,145	2,363	3,782
Loss from operations	(6,145)	(2,363)	(3,782)
Net loss	$(6,145)	$(2,363)	$(3,782)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Direct research and development expenses:
INB-100	$34	$67	$(33)
INB-200	364	7	357
INB-300	11	—	11
INB-400	144	—	144
Unallocated expenses
Preclinical	1	166	(165)
Personnel expenses (including stock-based compensation)	1,152	712	440
Facility related and other	675	293	382
Total research and development expenses	$2,381	$1,245	$1,136

Research and development expenses were $2.4 million for the three months ended March 31, 2022, compared to $1.2 million for the comparable prior year period. The increase of $1.2 million was primarily due to increased third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-200 clinical trial and increased personnel related costs, including salaries, benefits and stock-based compensation due to increased headcount.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2022 compared to $1.1 million for the comparable prior year period. The increase of $2.7 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses following the IPO, insurance and activities as a public company.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash of $32.1 million. To date, we have funded our operations primarily with proceeds from our Series A convertible preferred stock financing and most recently, with proceeds from our IPO. Through March 31, 2022, we have raised an aggregate of $75.6 million of gross proceeds from the sale of our securities. We believe that our cash as of March 31, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2022 include operating lease commitments, including the lease of the current headquarters office and laboratory space and a build-to-suit lease agreement with a third party to build out our labs in Birmingham, Alabama. As of March 31, 2022, we have fixed lease payment obligations of $2.9 million, with $0.8 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

Except as disclosed above, we have no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,559)	$(2,507)
Net cash used in investing activities	(253)	—
Net cash used in financing activities	(102)	(435)
Net decrease in cash	$(4,914)	$(2,942)

Operating Activities

Cash used in operating activities was $4.6 million during the three months ended March 31, 2022, primarily due to our net loss of $6.1 million and decreases in our accrued expenses and other current liabilities due to lower legal accruals as a result of the completion of the IPO, partially offset by $0.8 million in stock-based compensation due to increased employee headcount resulting from growth in our business.

Cash used in operating activities was $2.5 million during the three months ended March 31, 2021, primarily due to our net loss of $2.4 million and decreases in our accrued expenses and other current liabilities along with prepaid expenses mainly due to lower legal accruals and prepayments as a result of the completion of the IPO being pushed to the second quarter, partially offset by $0.4 million in stock-based compensation due to increased employee headcount resulting from growth in our business.

Investing Activities

Cash used in investing activities was $0.3 million during the three months ended March 31, 2022, primarily due construction in progress activity in relation to leasehold improvements to the Alabama leased space.

Financing Activities

Cash used in financing activities was $0.1 million during the three months ended March 31, 2022, primarily due to principal payments on our leases.

Cash used in financing activities was $0.4 million during the three months ended March 31, 2021, primarily due to deferred offering costs paid in relation to our IPO.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed financial statements, which are have been prepared in accordance with US GAAP. The preparation of our condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience, known trends and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 2 to our audited financial statements included in our Annual Report and Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our condensed financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the condensed financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as an expense over the requisite service period which is generally the vesting period. In the periods prior to the IPO, the determination of fair value of our common stock required significant judgment. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

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

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Quarterly Report does not address whether there have been any changes in our internal control over financial reporting.

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

We have incurred significant operating losses since inception. Our net loss was $6.1 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $38.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our clinical trials have been, and may in the future be, affected by the ongoing COVID-19 pandemic. If a patient in any of our clinical trials contracts COVID-19, it could cause a serious adverse event to occur, especially in light of the immunosuppressive conditioning to which such patients are subject. In the past, the spread of COVID-19 in the states of Alabama and Kansas has impacted the intensive care unit capacity at the hospitals participating in our clinical trials and has slowed the rate of patient enrollment. The hospitals also experienced shortages in personal protective equipment, or PPE, that could again in the future result in significant delays to our clinical trials. In addition, due to the ongoing COVID-19 pandemic, we had previously been required to submit to the FDA and the IRB a modified clinical protocol to mitigate the risks associated with COVID-19 exposure. This potentially could result in lower product potency but allow for the confirmation of a negative COVID-19 result prior to initiating the conditioning and/or myeloablation of the patient. While the impact of COVID-19 has waned since the passing of the Omicron variant in early 2022, we expect infections could again increase in the South during the summer months and throughout the country again late next fall. We may experience other disruptions due to the ongoing COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trial, including:

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, such as claims that cell-based immunotherapy is unsafe, unethical, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-200 and INB-100. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 9 in our condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of March 31, 2022, we owned, co-owned or exclusively licensed two issued U.S. patents, four issued European patents, one issued patent in Australia, one issued patent in Israel, one issued patent in New Zealand, one allowed patent application in Israel, seven pending U.S. applications, one pending PCT application, and 46 other foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

As of March 31, 2022, we had 21 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of April 11, 2022, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 71% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Beginning with our 2022 annual report on Form 10-K, we will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of March 31, 2022, we have used $0.2 million of the proceeds from the IPO.

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

IN8bio, Inc.

Date:	May 12, 2022	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)