Form 10-Q
period 2022-06-30
IN8BIO, INC.
filed 2022-08-12
CIK 1740279

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of August 7, 2022 was 18,838,471.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2022	December 31,
	(unaudited)	2021
Assets		(Note 2)
Current assets
Cash	$25,742	$37,021
Prepaid expenses and other current assets	1,257	1,959
Total Current Assets	26,999	38,980
Non-current assets
Property and equipment, net	220	97
Construction in progress	1,405	403
Restricted cash	252	251
Right of use assets - financing leases	453	704
Right of use assets - operating leases	1,413	1,630
Other non-current assets	246	158
Total Non-Current Assets	3,989	3,243
Total Assets	$30,988	$42,223
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$887	$395
Accrued expenses and other current liabilities	1,525	1,235
Short-term financing lease liability	299	392
Short-term operating lease liability	261	234
Total Current Liabilities	2,972	2,256
Long-term financing lease liability	132	269
Long-term operating lease liability	1,316	1,515
Total Non-Current Liabilities	1,448	1,784
Total Liabilities	4,420	4,040
Commitments and Contingencies
Stockholders' Equity
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at June 30, 2022 and December 31, 2021; 18,838,471 and 18,781,242 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	72,581	70,872
Accumulated deficit	(46,015)	(32,691)
Total Stockholders' Equity	26,568	38,183
Total Liabilities and Stockholders' Equity	$30,988	$42,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,504	$2,064	$5,885	$3,310
General and administrative	3,675	986	7,439	2,103
Total operating expenses	7,179	3,050	13,324	5,413
Loss from operations	(7,179)	(3,050)	(13,324)	(5,413)
Net loss	$(7,179)	$(3,050)	$(13,324)	$(5,413)
Net loss attributable to common stockholders (Note 10)	$(7,179)	$(3,765)	$(13,324)	$(6,834)
Net loss per share attributable to common stockholders – basic and diluted	$(0.38)	$(1.00)	$(0.71)	$(1.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	18,828,680	3,764,488	18,814,691	3,764,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	9,993,727	$34,900	3,764,488	$1	$1,458	$(18,038)	$(16,579)
Stock-based compensation expense	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	(2,363)	(2,363)
Balance at March 31, 2021	9,993,727	$34,900	3,764,488	$1	$1,819	$(20,401)	$(18,581)
Stock-based compensation expense	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	(3,050)	(3,050)
Balance at June 30, 2021	9,993,727	$34,900	3,764,488	$1	$2,211	$(23,451)	$(21,239)

Balance at December 31, 2021	—	$—	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	—	—	31,025	—	33	—	33
Stock-based compensation expense	—	—	—	—	764	—	764
Net loss	—	—	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	—	$—	18,812,267	$2	$71,669	$(38,836)	$32,835
Stock option exercises	—	—	26,204	—	28	—	28
Stock-based compensation expense	—	—	—	—	884	—	884
Net loss	—	—	—	—	—	(7,179)	(7,179)
Balance at June 30, 2022	—	$—	18,838,471	$2	$72,581	$(46,015)	$26,568

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(13,324)	$(5,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	44
Non-cash stock-based compensation	1,648	753
Amortization of financing lease right-of-use assets	251	250
Amortization of operating lease right-of-use assets	217	61
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	702	(62)
Other non-current assets	(88)	—
Accounts payable	7	(372)
Accrued expenses and other current liabilities	290	(221)
Short-term operating lease liabilities	27	62
Long-term operating lease liabilities	(199)	(70)
Net cash used in operating activities	(10,431)	(4,968)
Investing activities
Purchases of property and equipment	(9)	—
Construction in progress	(669)	—
Net cash used in investing activities	(678)	—
Financing activities
Principal payments on financing leases	(230)	(248)
Exercise of common stock options	61	—
Deferred offering costs paid	—	(779)
Net cash used in financing activities	(169)	(1,027)
Net decrease in cash and restricted cash	(11,278)	(5,995)
Cash and restricted cash at beginning of period	37,272	17,994
Cash and restricted cash at end of period	$25,994	$11,999

Cash, end of period	$25,742	$11,999
Restricted cash, end of period	252	—
Cash and restricted cash, end of period	$25,994	$11,999

Supplemental disclosure of non-cash financing and investing activities:
Purchase of construction in progress in accounts payable	$484	$—
Purchase of property and equipment in accounts payable	$1	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,020
Initial measurement of operating lease right-of-use assets and liabilities	$—	$3,483

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

Coronavirus Pandemic

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for the Company’s Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its supply chains and the availability or cost of materials, and it has affected and may continue to affect the Company’s ability to timely initiate, enroll and complete its clinical trials, conduct regulatory activities and operate its business more generally. The ongoing pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also continue to impact the capital markets, inflation expectations and the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity. The full extent to which the pandemic may impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including as a result of evolving variants of COVID-19, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

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

Liquidity and Capital Resources

Through June 30, 2022, the Company funded its operations primarily with proceeds from its Series A convertible preferred stock financing (“Series A Financing”) and with proceeds from its IPO. The Company has incurred recurring losses and negative operating cash flows from operations since its inception, including net losses of $13.3 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $46.0 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. On August 11, 2022, the Company announced the pricing of an underwritten public offering of 5,394,737 shares of its common stock at a public offering price of $1.90 per share, for expected gross proceeds of approximately $10.3 million, before deducting underwriting discounts, commissions and estimated offering expenses (refer to Note 13). Management believes that its existing cash of $25.7 million as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

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

Estimated Useful Life
Computer equipment	3 years
Furniture	5 years
Laboratory equipment	3-5 years

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$451	$443
Furniture and fixtures	153	—
Less accumulated depreciation	(384)	(346)
Property and equipment, net	$220	$97

Depreciation expense was $22,000 for the three months ended June 30, 2022 and 2021 and was $38,000 and $44,000 for the six months ended June 30, 2022 and 2021, respectively.

4. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture	$3	$77
Leasehold improvements	1,276	200
Internal use software not yet in service	126	126
Construction in progress	$1,405	$403

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical trials	$398	$196
Accrued compensation	696	926
Accrued other	431	113
Total accrued expenses and other current liabilities	$1,525	$1,235

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

7. CONVERTIBLE PREFERRED STOCK AND Stockholders' Equity

Our amended and restated certificate of incorporation authorizes us to issue up to 490,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 2,626,710, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. On January 1, 2022, the shares reserved for issuance was increased to 3,565,772 shares. As of June 30, 2022, 1,665,445 shares were available for grant pursuant to the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2021 and continuing through January 1, 2031, by the lesser of 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year; and 400,000 shares, except before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth above. As of December 31, 2021, no shares of common stock had been issued under the 2020 ESPP and 200,000 shares remained available for future issuance under the 2020 ESPP. On January 1, 2022, the shares reserved for issuance was increased to 387,812 shares. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the six months ended June 30, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,306,379	$6.51	8.99	$983
Granted	1,131,950	3.69
Exercised	(57,229)	1.07
Forfeited	(63,749)	6.83
Outstanding at June 30, 2022	3,317,351	$5.63	8.93	$280
Exercisable at June 30, 2022	762,447	$6.03	8.19	$168
Options expected to vest as of June 30, 2022	2,554,904	$5.51	9.15	$112

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $3.69 and $4.02, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2022. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2022 was $0.1 million.

Stock-Based Compensation Expense

For the six months ended June 30, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	June 30, 2022	June 30, 2021
Volatility	86.91% - 89.16%	88.78%
Expected life (years)	5.27 - 6.08	6.08
Risk-free interest rate	1.99% - 3.39%	0.67%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$356	$180	$650	$348
General and administrative	528	212	998	405
Total stock-based compensation expense	$884	$392	$1,648	$753

No related tax benefits from stock-based compensation expense were recognized for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there was $9.4 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.02 years.

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

Antidilution Provision

The antidilution provision required the Company to issue additional shares of common stock such that UABRF maintains a 2.5% ownership interest in the Company until it has raised at least $20.0 million through one or more rounds of investment. This provision was fully satisfied as of August 2020, at which time the Company raised an aggregate of $36.6 million through the sale of their securities. Between March 2017 and August 2020, the Company issued UABRF an additional 151,382 shares of their common stock in satisfaction of this antidilution provision.

10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,179)	$(3,050)	$(13,324)	$(5,413)
Cumulative dividends on convertible preferred stock	—	(715)	—	(1,421)
Net loss attributable to common stockholders	$(7,179)	$(3,765)	$(13,324)	$(6,834)
Net loss per share—basic and diluted	$(0.38)	$(1.00)	$(0.71)	$(1.82)
Weighted-average number of shares used in computing net loss per share—basic and diluted	18,828,680	3,764,488	18,814,691	3,764,488

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	9,993,727	—	9,993,727
Stock options to purchase common stock	3,317,351	1,552,290	3,317,351	1,552,290

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

12. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2022, the Company had three operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Codification (“ASC”) 842, Leases, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $1.4 million for equipment purchases in the form of sale and leasebacks or direct leases. As of June 30, 2022, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $246,000 and $141,000 as of June 30, 2022 and December 31, 2021. They are included in other non-current assets on the condensed balance sheets.

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

The Company has a build-to-suit lease agreement with a third party to build out the Company's labs in Birmingham Alabama. The agreement has a threshold of $4.0 million in total costs incurred. The costs incurred and classified as construction in progress on the condensed balance sheets were $1.3 million and $0.2 million as of June 30, 2022 and December 31, 2021.

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $262,000 and $278,000 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, approximately $252,000 was included in restricted cash, $10,000 was included in other current assets and $17,000 was included in other non-current assets. As of December 31, 2021, approximately $251,000 was included in restricted cash, $9,000 was included in other current assets and $17,000 was included in other non-current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2022 and 2021 (in thousands, unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$102	$138	$251	$250
Interest on finance lease liabilities	12	25	26	46
Operating lease cost	104	53	216	105
Short-term lease cost	107	134	212	249
Total lease cost	$325	$350	$705	$650

June 30, 2022
Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$282
Cash paid for amounts included in the measurement of lease liability – operating leases	$171
Weighted-average remaining lease term – finance leases	1.43 years
Weighted-average remaining lease term – operating leases	4.28 years
Weighted-average discount rate – finance leases	10.2%
Weighted-average discount rate – operating leases	10.4%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at June 30, 2022 (in thousands):

	Financing Leases	Operating Leases
Remainder of 2022	$179	$179
2023	252	468
2024	30	490
2025	—	502
2026	—	291
Thereafter	—	45
Total lease payment	461	1,975
Less: interest	30	398
Total lease liabilities	$431	$1,577
Less: Short-term lease liability	299	261
Long-term lease liability	132	1,316

13. SUBSEQUENT EVENTS

On August 4, 2022, the Company entered into a manufacturing services agreement (the "Agreement") with the University of Louisville Research Foundation, Inc. (“ULRF”) the Brown Cancer Center GMP Manufacturing Facility ("UofL"). Under the Agreement, the Company will be granted exclusive access to 500 square feet of laboratory space, access to 50 percent each of the effort of laboratory research manager, facility director, director and quality assurance and quality control for manufacturing services including process set-up, training. UofL will manufacture multiple cell therapy products for the INB-400 clinical program, IND 028676, pursuant to the Agreement. Total consideration under the Agreement is $0.7 million annually during the six year term.

On August 11, 2022, the Company announced the pricing of an underwritten public offering of 5,394,737 shares of its common stock. The public offering price of each share of common stock was $1.90 and gross proceeds are expected to be approximately $10.3 million before deducting underwriting discounts, commissions and estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an additional 657,894 shares of common stock at the public offering price, less underwriting discounts and commissions. The offering is expected to close on or about August 16, 2022, subject to the satisfaction of customary closing conditions.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2021 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

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

Our lead product candidates are in Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report initial topline Phase 1 clinical trial results in the second half of 2022. For INB-100, we expect to report initial results from the first cohort in our Phase 1 clinical trial in 2022, with topline results for all cohorts in 2023. In addition, our plan is to initiate a new Phase 1b/2 clinical program INB-400 in which both allogeneic and autologous genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. A portfolio of preclinical programs, including INB-300, focused on addressing various solid tumors using a dedicated gamma-delta chimeric antigen receptor T cell, or CAR-T cell, construct is also in progress. In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell, or iPSC, derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic off-the-shelf innate cell therapies. We will continue to advance internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications. We expect to file several investigational new drug applications for our pipeline product candidates through 2023, with the first IND expected to be filed in the second half of 2022.

On August 11, 2022, we announced the pricing of an underwritten public offering of 5,394,737 shares of our common stock. The public offering price of each share of common stock was $1.90 and gross proceeds are expected to be approximately $10.3 million before deducting underwriting discounts, commissions and estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an additional 657,894 shares of common stock at the public offering price, less underwriting discounts and commissions. The offering is expected to close on or about August 16, 2022, subject to the satisfaction of customary closing conditions.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through June 30, 2022, we raised an aggregate of $75.6 million of gross proceeds from the sale of our securities, including through our IPO.

We have incurred significant operating losses since our inception. Our net losses were $13.3 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $46.0 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. If we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Other Second Quarter Business and Clinical Highlights

•
In May 2022, we unveiled a new preclinical program focused on developing iPSC derived gamma-delta T cells and presented its early findings at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting. Uniquely, we have been able to demonstrate the ability to derive both Vd1+ and Vd2+ iPSC gamma-delta T cell clones. These iPSC-derived gamma-delta T cells demonstrated robust cytotoxicity and can be genetically modified with an internally developed CAR-T construct at a high transduction yield. Scalable iPSC-based cellular manufacturing is designed to create for a uniform and renewable therapeutic product available “off-the-shelf” for patients.
•
In June 2022, we provided an update on the INB-200 Phase 1 clinical trial in newly diagnosed GBM patients at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting. Five of six fully dosed patients exceeded both median and expected progression-free survival (PFS), and two patients exceeded the expected overall survival (OS) benchmarks as of June 3, 2022. All patients demonstrated a manageable toxicity profile with no evidence of cytokine release syndrome (CRS), tumor lysis syndrome (TLS) or immune effector cell-associated neurotoxicity syndrome (ICANS).
•
In June 2022, we held a successful pre-investigational new drug application (pre-IND) meeting with the Food and Drug Administration. The meeting provided guidance and confirmed IND filing requirements for the INB-400 program. We expect to file the IND by year-end.
•
In July 2022, we announced a patent covering the composition of matter for our Drug Resistant Immunotherapy (DRI) platform. The patent broadens our intellectual property coverage of genetically engineered innate immune cells beyond gamma-delta T cells to include NK cells.
•
In July 2022, we provided an update from the ongoing Phase 1 clinical trial of INB-100 in leukemia patients undergoing haploidentical stem cell transplantation. All three high-risk AML patients from the first cohort continue to demonstrate durable morphologic complete responses (CR) and remain progression-free and alive for more than one year. Two of the three patients remain in morphologic CR for more than two years. The safety profile continues to be manageable with no dose-limiting toxicities.

Our Pipeline

Impact of COVID-19

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The ongoing COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its clinical supply chain and the availability or cost of materials, and it has affected and may continue to affect the Company’s ability to timely initiate, enroll and complete its clinical trials, conduct regulatory activities and operate its business more generally. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also impact the capital markets, inflation expectations and the Company’s ability to access capital, which could negatively impact short-term and long-term liquidity. The extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations, financial condition and liquidity, including ongoing and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of evolving variants of COVID-19, the actions taken to contain or treat it, including the likelihood of achieving widespread global vaccination rates, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following sets forth our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$3,504	$2,064	$1,440
General and administrative	3,675	986	2,689
Total operating expenses	7,179	3,050	4,129
Loss from operations	(7,179)	(3,050)	(4,129)
Net loss	$(7,179)	$(3,050)	$(4,129)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021	Change
Direct research and development expenses:
INB-100	$62	$103	$(41)
INB-200	218	734	(516)
INB-300	17	—	17
INB-400	956	—	956
INB-500	39	—	39
Unallocated expenses
Preclinical	41	257	(216)
Personnel expenses (including stock-based compensation)	1,489	626	863
Facility related and other	682	344	338
Total research and development expenses	$3,504	$2,064	$1,440

Research and development expenses were $3.5 million for the three months ended June 30, 2022, compared to $2.1 million for the comparable prior year period. The increase of $1.4 million was primarily due to third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial, increased personnel related costs, including salaries, benefits and stock-based compensation due to increased headcount and increased facility related costs.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2022 compared to $1.0 million for the comparable prior year period. The increase of $2.7 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses following the IPO, insurance and activities as a public company.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following sets forth our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$5,885	$3,310	$2,575
General and administrative	7,439	2,103	5,336
Total operating expenses	13,324	5,413	7,911
Loss from operations	(13,324)	(5,413)	(7,911)
Net loss	$(13,324)	$(5,413)	$(7,911)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021	Change
Direct research and development expenses:
INB-100	$96	$170	$(74)
INB-200	582	741	(159)
INB-300	28	—	28
INB-400	1,100	—	1,100
INB-500	39	—	39
Unallocated expenses
Preclinical	42	423	(381)
Personnel expenses (including stock-based compensation)	2,641	1,338	1,303
Facility related and other	1,357	638	719
Total research and development expenses	$5,885	$3,310	$2,575

Research and development expenses were $5.9 million for the six months ended June 30, 2022, compared to $3.3 million for the comparable prior year period. The increase of $2.6 million was primarily due to third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial, increased personnel related costs, including salaries, benefits and stock-based compensation due to increased headcount and increased facility related costs.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the six months ended June 30, 2022 compared to $2.1 million for the comparable prior year period. The increase of $5.3 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses following the IPO, insurance and activities as a public company.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had cash of $25.7 million. To date, we have funded our operations primarily with proceeds from our Series A convertible preferred stock financing and most recently, with proceeds from our IPO. Through June 30, 2022, we have raised an aggregate of $75.6 million of gross proceeds from the sale of our securities. We believe that our cash as of June 30, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in dilution to our existing stockholders. For example, on August 11, 2022, we announced the pricing of an underwritten public offering of 5,394,737 shares of our common stock. The public offering price of each share of common stock was $1.90 and the gross proceeds are expected to be approximately $10.3 million before deducting underwriting discounts, commissions and estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an additional 657,894 shares of common stock at the public offering price, less underwriting discounts and commissions. The offering is expected to close on or about August 16, 2022, subject to the satisfaction of customary closing conditions.

Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations.

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and other geopolitical tensions, such as the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of June 30, 2022 include operating lease commitments, including the lease of the current headquarters office and laboratory space and a build-to-suit lease agreement with a third party to build out our labs in Birmingham, Alabama. As of June 30, 2022, we have fixed lease payment obligations of $2.4 million, with $0.7 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,431)	$(4,968)
Net cash used in investing activities	(678)	—
Net cash used in financing activities	(169)	(1,027)
Net decrease in cash	$(11,278)	$(5,995)

Operating Activities

Cash used in operating activities was $10.4 million during the six months ended June 30, 2022, primarily due to our net loss of $13.3 million, partially offset by an increase in stock-based compensation due to increased employee headcount resulting from growth in our business, an increase in prepaid manufacturing services, an increase in accrued clinical project costs and an increase in amortization of financing lease right-of-use assets.

Cash used in operating activities was $5.0 million during the six months ended June 30, 2021, primarily due to our net loss of $5.4 million and decreases in our accrued expenses and other current liabilities along with prepaid expenses mainly due to lower legal accruals as a result of the completion of the IPO, partially offset by an increase in stock-based compensation due to increased employee headcount resulting from growth in our business.

Investing Activities

Cash used in investing activities was $0.7 million during the six months ended June 30, 2022, primarily due to construction in progress activity in relation to leasehold improvements to the Alabama leased space.

Financing Activities

Cash used in financing activities was $0.2 million during the six months ended June 30, 2022, primarily due to principal payments on our financing leases.

Cash used in financing activities was $1.0 million during the six months ended June 30, 2021, primarily due to deferred offering costs paid in relation to our IPO.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million at the closing of the IPO and our annual revenue for 2021 was less than $100 million. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
The ongoing COVID-19 pandemic, and other geopolitical tensions, such as the Russia-Ukraine war, could adversely impact our business, including our clinical trials, supply chain and business development activities.
•
We face significant competition, and many of our competitors have substantially greater experience and resources than we have.
•
Our manufacturing process is complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.
•
Clinical product candidate development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.
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

•
We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-200 and INB-100. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing or our clinical trials and our business could suffer.
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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical tensions, such as the Russia-Ukraine war. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $13.3 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $46.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing INB-200 and INB-100 and our other product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-200 and INB-100, business planning and raising capital. Other than INB-200 and INB-100, all of our research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about 6 to 10 years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our clinical trials have been, and may in the future be, affected by the ongoing COVID-19 pandemic. If a patient in any of our clinical trials contracts COVID-19, it could cause a serious adverse event to occur, especially in light of the immunosuppressive conditioning to which such patients are subject. In the past, the spread of COVID-19 in the states of Alabama and Kansas has impacted the intensive care unit capacity at the hospitals participating in our clinical trials and has slowed the rate of patient enrollment. The hospitals also experienced shortages in personal protective equipment, or PPE, that could again in the future result in significant delays to our clinical trials. In addition, due to the ongoing COVID-19 pandemic, we had previously been required to submit to the FDA and the IRB a modified clinical protocol to mitigate the risks associated with COVID-19 exposure. This potentially could result in lower product potency but allow for the confirmation of a negative COVID-19 result prior to initiating the conditioning and/or myeloablation of the patient. Infections could again increase in the South in the near future. We may experience other disruptions due to the ongoing COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trial, including:

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

Our gamma-delta T cell products for INB-200 and INB-100 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks; however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will only cover approximately 29 patients. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

In addition, the research resulting in certain of our in-licensed patent rights was funded in part by the U.S. federal or state governments. As a result, the government may have certain rights, including march-in rights, to such patent rights. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of June 30, 2022, we owned, co-owned or exclusively licensed two issued U.S. patents, four issued European patents, one issued patent in Australia, one issued patent in Israel, one issued patent in New Zealand, eight pending U.S. applications, one pending PCT application, and 48 foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally or unlawfully obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

As of June 30, 2022, we had [21]1 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies, such as the ongoing COVID-19 pandemic.

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

In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (i.e., Russia) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

Prior to our IPO in August 2021, there had not been a public market for our common stock. The liquidity in our common stock remains thin, while broader markets have experienced significantly increased volatility due to increases in inflation expectations and the Russia-Ukraine war. If an active trading market for our common stock does not develop, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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
•
market volatility due to the continued effects of and responses to the ongoing COVID-19 pandemic and the Russia-Ukraine war;
•
economic weakness, including inflation, in particular economies and markets;
•
stock price and volume fluctuations attributable to inconsistent trading volume levels and a wide bid-ask in our common stock;
•
announcement or expectation of additional financing efforts or sales by our stockholders;
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including due to the Russia-Ukraine war; and
•
investors’ general perception of us and our business.

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
•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock; and
•
require the approval of the holders of at least 66 2∕3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of June 30, 2022, we have used $6.6 million of the proceeds from the IPO.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules.

(3) Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on August 3, 2021)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on August 3, 2021)
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
10.1

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-266620), filed with the SEC on August 9, 2022).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

This certification is being furnished solely to accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN8bio, Inc.

Date:	August 12, 2022	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)