Form 10-Q
period 2022-09-30
IN8BIO, INC.
filed 2022-11-10
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of November 01, 2022 was 24,502,157.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2022	December 31,
	(unaudited)	2021
Assets		(Note 2)
Current assets
Cash	$27,647	$37,021
Prepaid expenses and other current assets	2,007	1,959
Total Current Assets	29,654	38,980
Non-current assets
Property and equipment, net	350	97
Construction in progress	3,197	403
Restricted cash	252	251
Right of use assets - financing leases	363	704
Right of use assets - operating leases	4,336	1,630
Other non-current assets	231	158
Total Non-Current Assets	8,729	3,243
Total Assets	$38,383	$42,223
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$1,108	$395
Accrued expenses and other current liabilities	2,877	1,235
Short-term financing lease liability	276	392
Short-term operating lease liability	639	234
Total Current Liabilities	4,900	2,256
Long-term financing lease liability	67	269
Long-term operating lease liability	3,852	1,515
Total Non-Current Liabilities	3,919	1,784
Total Liabilities	8,819	4,040
Stockholders' Equity
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at September 30, 2022 and December 31, 2021; 24,502,157 and 18,781,242 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	82,975	70,872
Accumulated deficit	(53,414)	(32,691)
Total Stockholders' Equity	29,564	38,183
Total Liabilities and Stockholders' Equity	$38,383	$42,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,255	$1,350	$10,140	$4,660
General and administrative	3,144	2,041	10,583	4,144
Total operating expenses	7,399	3,391	20,723	8,804
Loss from operations	(7,399)	(3,391)	(20,723)	(8,804)
Net loss	$(7,399)	$(3,391)	$(20,723)	$(8,804)
Net loss attributable to common stockholders (Note 9)	$(7,399)	$(3,391)	$(20,723)	$(8,804)
Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.25)	$(1.05)	$(1.26)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	21,661,544	13,377,682	19,774,070	7,004,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	9,993,727	$34,900	3,764,488	$1	$1,458	$(18,038)	$(16,579)
Stock-based compensation expense	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	(2,363)	(2,363)
Balance at March 31, 2021	9,993,727	$34,900	3,764,488	$1	$1,819	$(20,401)	$(18,581)
Stock-based compensation expense	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	(3,050)	(3,050)
Balance at June 30, 2021	9,993,727	$34,900	3,764,488	$1	$2,211	$(23,451)	$(21,239)
Issuance of common stock – as a result of IPO, net of issuance costs	—	—	4,000,000	1	32,290	—	32,291
Conversion of convertible preferred stock to common stock upon closing of IPO	(9,993,727)	(34,900)	10,990,065	1	34,899	—	34,900
Stock-based compensation expense	—	—	—	—	477	—	477
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balance at September 30, 2021	—	$—	18,754,553	$3	$69,877	$(26,842)	$43,038

Balance at December 31, 2021	—	$—	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	—	—	31,025	—	33	—	33
Stock-based compensation expense	—	—	—	—	764	—	764
Net loss	—	—	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	—	$—	18,812,267	$2	$71,669	$(38,836)	$32,835
Stock option exercises	—	—	26,204	—	28	—	28
Stock-based compensation expense	—	—	—	—	884	—	884
Net loss	—	—	—	—	—	(7,179)	(7,179)
Balance at June 30, 2022	—	$—	18,838,471	$2	$72,581	$(46,015)	$26,568
Issuance of common stock, net of issuance costs	—	—	5,663,686	1	9,497	—	9,498
Stock-based compensation expense	—	—	—	—	897	—	897
Net loss	—	—	—	—	—	(7,399)	(7,399)
Balance at September 30, 2022	—	$—	24,502,157	$3	$82,975	$(53,414)	$29,564

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(20,723)	$(8,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71	67
Non-cash stock-based compensation	2,545	1,230
Amortization of financing lease right-of-use assets	341	392
Amortization of operating lease right-of-use assets	340	95
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48)	(3,117)
Other non-current assets	(73)	(268)
Accounts payable	710	42
Accrued expenses and other current liabilities	969	(938)
Short-term operating lease liabilities	45	87
Long-term operating lease liabilities	(349)	(119)
Net cash used in operating activities	(16,172)	(11,333)
Investing activities
Purchases of property and equipment	(48)	—
Construction in progress	(2,394)	(153)
Net cash used in investing activities	(2,442)	(153)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	9,498	36,327
Principal payments on financing leases	(318)	(390)
Exercise of common stock options	61	—
Loan payable	—	(174)
Deferred offering costs paid	—	(1,596)
Net cash provided by financing activities	9,241	34,167
Net (decrease) increase in cash and restricted cash	(9,373)	22,681
Cash and restricted cash at beginning of period	37,272	17,994
Cash and restricted cash at end of period	$27,899	$40,675

Cash, end of period	$27,647	$40,424
Restricted cash, end of period	252	251
Cash and restricted cash, end of period	$27,899	$40,675

Supplemental disclosure of non-cash financing and investing activities:
Construction in progress included in accounts payable and accrued liabilities	$676	$30
Conversion of preferred stock - Series A into common stock	$—	$34,900
Right-of-use assets obtained in exchange for financing lease	$—	$309
Right-of-use assets obtained in exchange for operating lease	$—	$969
Initial measurement of operating lease right-of-use assets and liabilities	$3,046	$3,483

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. The Company’s lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma (“GBM”), and INB-100, for the treatment of patients with leukemia that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-400, focused on addressing GBM and other solid tumor types.

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

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of $32.3 million, after deducting underwriters’ discounts, commissions, and offering-related costs. Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock (see Note 6).

Liquidity and Capital Resources

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common and preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $20.7 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $53.4 million.

On August 16, 2022, the Company completed an underwritten public offering of 5,394,737 shares of its common stock at a public offering price of $1.90 per share, for net proceeds of approximately $9.3 million, after deducting underwriting discounts, commissions and offering expenses. On August 19, 2022, the underwriter partially exercised their option to purchase an additional 268,949 shares at the public offering price of $1.90 per share, resulting in additional net proceeds of approximately $0.5 million, after deducting underwriting discounts, commissions and offering expenses, increasing the aggregate net proceeds from the offering to approximately $9.8 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future to conduct research and development, and, based on the Company’s business strategy, its existing cash of $27.6 million as of September 30, 2022 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements for at least 12 months from the issuance of these condensed financial statements. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public equity offerings, an at-the-market (“ATM”) equity offering program, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company. If additional capital is not available, the Company will have to significantly delay, scale back or discontinue research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors. The accompanying condensed financial statements have been prepared on the basis that the Company will continue to as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Estimated Useful Life
Computer equipment	3 years
Furniture	5 years
Machinery and equipment	3-5 years

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$469	$443
Furniture and fixtures	172	—
Software	126	—
Less accumulated depreciation	(417)	(346)
Property and equipment, net	$350	$97

Depreciation expense was $33,000 and $22,000 for the three months ended September 30, 2022 and 2021, respectively and was $0.1 million for the nine months ended September 30, 2022 and 2021.

4. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture	$3	$77
Leasehold improvements	3,194	200
Internal use software not yet in service	—	126
Total construction in progress	$3,197	$403

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical trials	$414	$196
Accrued compensation	1,094	926
Accrued manufacturing	402	—
Accrued leasehold improvements	673	—
Accrued other	294	113
Total accrued expenses and other current liabilities	$2,877	$1,235

6. REDEEMABLE COVERTIBLE PREFERRED STOCK

Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock.

7. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

On May 7, 2018, the Company established and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) providing for the granting of stock awards for employees, directors and consultants to purchase shares of the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), the 2018 Plan was terminated and no further issuances were made under the 2018 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2018 Plan.

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 2,626,710, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. On January 1, 2022, the shares reserved for issuance was increased to 3,565,772 shares. As of September 30, 2022, 1,656,445 shares were available for grant pursuant to the 2020 Plan.

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

Stock Option Activity

The following is a summary of the stock option award activity during the nine months ended September 30, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,306,379	$6.51	8.99	$983
Granted	1,151,200	3.67
Exercised	(57,229)	1.07
Forfeited	(73,999)	6.94
Outstanding at September 30, 2022	3,326,351	$5.60	8.68	$219
Exercisable at September 30, 2022	902,644	$6.10	7.99	$141
Options expected to vest as of September 30, 2022	2,423,707	$5.41	8.93	$78

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $3.69 and $5.79, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2022. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2022 was $0.1 million.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2022	September 30, 2021
Volatility	86.91% - 89.16%	88.78% - 89.15%
Expected life (years)	5.27 - 6.08	5.49 - 6.27
Risk-free interest rate	1.99% - 3.39%	0.66% - 0.70%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$365	$129	$1,015	$477
General and administrative	532	348	1,530	753
Total stock-based compensation expense	$897	$477	$2,545	$1,230

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was $8.5 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.81 years.

8. LICENSE AGREEMENTS

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

9. NET LOSS PER SHARE

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

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,399)	$(3,391)	$(20,723)	$(8,804)
Net loss attributable to common stockholders	$(7,399)	$(3,391)	$(20,723)	$(8,804)
Net loss per share—basic and diluted	$(0.34)	$(0.25)	$(1.05)	$(1.26)
Weighted-average number of shares used in computing net loss per share—basic and diluted	21,661,544	13,377,682	19,774,070	7,004,099

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	3,326,351	1,905,844	3,326,351	1,905,844

10. COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred costs related to such legal proceedings.

11. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2022, the Company had three operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Codification (“ASC”) 842, Leases, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $1.4 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2022, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $231,000 and $141,000 as of September 30, 2022 and December 31, 2021 and are included in other non-current assets on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, for a 63-month term ending in March 2026, with an option to extend five years. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The Company has an operating lease for office space in New York, New York, with a term that commenced on September 15, 2021 and continues through March 2027. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The Company has identified an embedded lease within the University of Louisville Manufacturing Services Agreement, as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the facility during the contractual term of the manufacturing arrangement. The commencement date of the embedded lease was August 4, 2022 and it continues through August 2028.

The Company has a build-to-suit lease agreement with a third party to build out the Company's labs in Birmingham Alabama. The agreement has a threshold of $4.0 million of total costs incurred. The costs incurred and classified as construction in progress on the condensed balance sheets were $3.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $262,000 and $278,000 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2021, approximately $251,000 was included in restricted cash, $10,000 was included in other current assets and $17,000 was included in other non-current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2022 and 2021 (in thousands, unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Amortization of finance right-of-use assets	$90	$141	$341	$392
Interest on finance lease liabilities	10	22	36	67
Operating lease cost	228	63	444	168
Short-term lease cost	85	118	297	367
Total lease cost	$413	$344	$1,118	$994

September 30, 2022
Other Operating Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$390
Cash paid for amounts included in the measurement of lease liability – operating leases	$408
Weighted-average remaining lease term – finance leases	1.25 years
Weighted-average remaining lease term – operating leases	5.24 years
Weighted-average discount rate – finance leases	10.2%
Weighted-average discount rate – operating leases	12.2%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at September 30, 2022 (in thousands):

	Financing Leases	Operating Leases
Remainder of 2022	$81	$243
2023	252	1,190
2024	30	1,212
2025	—	1,224
2026	—	1,013
Thereafter	—	1,189
Total lease payment	363	6,071
Less: interest	20	1,580
Total lease liabilities	343	4,491
Less: Short-term lease liability	276	639
Long-term lease liability	$67	$3,852

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell therapies for the treatment of cancer. Gamma-delta T cells are naturally occurring immune cells that embody properties of both the innate and adaptive immune systems and can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous and genetically modified approaches to advance novel cell therapies, which are designed to effectively identify and eradicate tumor cells. We are currently the most clinically advanced gamma-delta T cell focused cellular therapy company.

Our lead product candidates are in Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed glioblastoma, or GBM, and INB-100, for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to report initial topline Phase 1 clinical trial results from the first repeated dose cohort in early 2023. For INB-100, we expect to report updated results from our Phase 1 clinical trial at the American Society of Hematology (ASH) meeting in late 2022, with initial results for all cohorts in 2023. In addition, we plan to initiate a new Phase 1b/2 clinical program for INB-400 in which both allogeneic and autologous genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. A portfolio of preclinical programs, including INB-300, focused on addressing various solid tumors using a dedicated gamma-delta non-signaling chimeric antigen receptor T cell, or CAR-T cell, construct is also in preclinical development. In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell, or iPSC, derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic off-the-shelf innate cell therapies. We intend to continue to advance internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications. We expect to file several corporate-sponsored investigational new drug (IND) applications for our pipeline product candidates through 2023, with the first IND for INB-400 having been filed in November 2022.

In August 2022, the Company completed an underwritten public offering of 5,663,686 shares of common stock at a price to the public of $1.90 per share, resulting in net proceeds of $9.8 million, after deducting underwriting discounts, commissions and offering expenses.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through September 30,

2022, we raised an aggregate of $86.4 million of gross proceeds from the sale of our securities, including through our IPO and August 2022 follow-on offering.

We have incurred significant operating losses since our inception. Our net losses were $20.7 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $53.4 million. We expect our expenses and operating losses will increase substantially for the foreseeable future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur additional costs associated with operating as a public company. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. If we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Other Third Quarter Business and Clinical Highlights

•
Provided update from the ongoing Phase 1 clinical trial of INB-100 in patients with leukemia who are undergoing haploidentical stem cell transplantation. All three high-risk AML patients from the first cohort continued to demonstrate durable morphologic CR and remained progression-free and alive for more than one year. Two of the three patients remain in morphologic CR for more than two years. The safety profile continues to be manageable with no dose-limiting toxicities (DLTs). We plans to present additional data for INB-100 at the upcoming 64th American Society of Hematology (ASH) Annual Meeting to take place December 10-13 in New Orleans, Louisiana.
•
Raised $9.8 million of net proceeds in an underwritten offering of 5,663,686 shares of common stock to fund our clinical development program and general operating activities.
•
Strengthened management team with the addition of Kenneth R. LaMontagne, Ph.D., as Senior Vice President, Business Development.
•
Expanded the intellectual property estate of the DeltEx platform with the issuance of a new patent in Europe covering any genetic modification conveying chemotherapy resistance to immune cell types, including gamma-delta T cells and natural killer (NK) cells.
•
Appointed Michael R. Bishop, M.D., Director, Hematopoietic Cellular Therapy Program, Director of the David and Etta Jonas Center for Cellular Therapy, and Professor of Medicine at the University of Chicago, to our Scientific Advisory Board. Dr. Bishop is globally recognized for his extensive research and expertise in the prevention and treatment of relapse of lymphomas following stem cell transplantation.
•
Announced a partnership with the Dunbar CAR T-Cell Program at the University of Louisville as the manufacturing center for INB-400.
•
We filed our IND for INB-400 in November 2022 and are actively identifying potential clinical sites to participate in the multi-center Phase 2 clinical trial, subject to receiving clearance from the FDA for the IND.

Our Pipeline

Product Candidate	Approach	Initial Indication	Stage of Development: Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)
INB-200	DeltEx DRI	Glioblastoma					• 2022: Complete enrollment of Cohort 2 and announce updated results • Cohort 3 and long-term follow-up in 2023
INB-100	DeltEx Allo	Leukemia					• 2022: Announce updated results from Phase 1 trial at ASH 2022 • 2023: Announce topline results
INB-400	DeltEx DRI	Glioblastoma					• 4Q22: Filed IND for Phase 1b/2
	DeltEx DRI + Checkpoint	Solid Tumors					• 2023: initiate combination trial with autologous DRI
	DeltEx DRI + PARP Inhibitor	Solid Tumors					
INB-300	Non-signaling CAR-T	Solid Tumors					
INB-500	iPSC gamma-delta T cells	TBD

Impact of COVID-19 and Other Trends

The ongoing COVID-19 pandemic, including the periods of resurgences of cases relating to the spread of various strains, has had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and productions have been suspended. The ongoing COVID-19 pandemic has impacted and may continue to impact the clinical sites and startup activities for our Phase 1/2 clinical trial, including third-party manufacturing and logistics providers, which have disrupted and may continue to disrupt its clinical supply chain and the availability or cost of materials, and it has affected and may continue to affect our ability to timely initiate, enroll and complete our clinical trials, conduct regulatory activities and operate our business more generally. The pandemic may impact the timing of regulatory approval of the investigational new drug application for clinical trials, the enrollment of any clinical trials that are approved, the availability of clinical trial materials and regulatory approval and commercialization of our products. The pandemic may also impact the capital markets, inflation expectations and our ability to access capital, which could negatively impact short-term and long-term liquidity. The extent to which the COVID-19 pandemic will directly or indirectly continue to impact our business, results of operations, financial condition and liquidity, including ongoing and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of evolving variants of COVID-19, the actions taken to contain or treat it, including the likelihood of achieving widespread global vaccination rates, the duration and intensity of the related effects of the pandemic and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following sets forth our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$4,255	$1,350	$2,905
General and administrative	3,144	2,041	1,103
Total operating expenses	7,399	3,391	4,008
Loss from operations	(7,399)	(3,391)	(4,008)
Net loss	$(7,399)	$(3,391)	$(4,008)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021	Change
Direct research and development expenses:
INB-100	$50	$(6)	$56
INB-200	176	70	106
INB-400	1,660	—	1,660
Unallocated expenses
Preclinical	18	366	(348)
Personnel expenses (including stock-based compensation)	1,583	664	919
Facility-related and other	768	341	427
R&D credit income	—	(85)	85
Total research and development expenses	$4,255	$1,350	$2,905

Research and development expenses were $4.3 million for the three months ended September 30, 2022, compared to $1.4 million for the comparable prior year period. The increase of $2.9 million was primarily due to third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial, increased personnel-related costs, including salaries, benefits and stock-based compensation due to increased headcount and increased facility-related costs. Research and development expenses relating to INB-100 for the three months ended September 30, 2021 was ($6,000) due to R&D tax credit received in the third quarter of 2021.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2022, compared to $2.0 million for the comparable prior year period. The increase of $1.1 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses following the IPO, an underwritten public offering, insurance and activities as a public company.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following sets forth our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$10,140	$4,660	$5,480
General and administrative	10,583	4,144	6,439
Total operating expenses	20,723	8,804	11,919
Loss from operations	(20,723)	(8,804)	(11,919)
Net loss	$(20,723)	$(8,804)	$(11,919)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	Change
Direct research and development expenses:
INB-100	$146	$164	$(18)
INB-200	758	811	(53)
INB-400	2,760	—	2,760
Unallocated expenses
Preclinical	103	789	(686)
Personnel expenses (including stock-based compensation)	4,225	2,002	2,223
Facility-related and other	2,148	979	1,169
R&D credit income	—	(85)	85
Total research and development expenses	$10,140	$4,660	$5,480

Research and development expenses were $10.1 million for the nine months ended September 30, 2022, compared to $4.7 million for the comparable prior year period. The increase of $5.5 million was primarily due to third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial, increased personnel-related costs, including salaries, benefits and stock-based compensation due to increased headcount and increased facility-related costs.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the nine months ended September 30, 2022, compared to $4.1 million for the comparable prior year period. The increase of $6.5 million was primarily due to increased personnel costs, including salaries, benefits and stock-based compensation due to increased headcount and increased legal expenses following the IPO, an underwritten public offering, insurance and activities as a public company.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash of $27.6 million. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common and preferred stock, including through our follow-on offering completed in August 2022. Through September 30, 2022, we have raised an aggregate of $86.4 million of gross proceeds from the sale of our securities. Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100, INB-200, INB-400 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. We do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan, in each case, beyond 2023.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. Our ability to continue as a going concern depends upon our ability to obtain adequate funding to support the Company’s operations through public or private financings or strategic collaborations, licensing or other arrangements. These factors raise substantial doubt about our ability to continue as a going concern. These condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Funding Requirements

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in dilution to our existing stockholders. For example, in August 2022, we completed an underwritten public offering of 5,663,686 shares of its common stock at a public offering price of $1.90 per share, for net proceeds of approximately $9.8 million, after deducting underwriting discounts, commissions and offering expenses.

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

Material Cash Requirements

Our material cash requirements as of September 30, 2022 included operating lease commitments, including the lease of the current headquarters office and laboratory space, a build-to-suit lease agreement with a third party to build out our labs in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of September 30, 2022, we had fixed lease payment obligations of $6.4 million, with $1.4 million payable within 12 months. Refer to Note 11 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(16,172)	$(11,333)
Net cash used in investing activities	(2,442)	(153)
Net cash provided by financing activities	9,241	34,167
Net (decrease) increase in cash	$(9,373)	$22,681

Operating Activities

Cash used in operating activities was $16.2 million during the nine months ended September 30, 2022, primarily due to our net loss of $20.7 million, partially offset by an increase in our operating assets and liabilities of $1.3 million and non-cash charges of $3.3 million. Increase in our operating assets and liabilities consisted primarily of $1.0 million in accrued expenses and other current liabilities relating to accrued leasehold improvements and accrued manufacturing costs, and $0.7 million in accounts payable, partially offset by $0.4 million in long-term operating lease liabilities due to a manufacturing service agreement that commenced in the current quarter. Increases in our non-cash charges consisted primarily of $2.5 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.7 million in amortization of operating and finance leases for the quarter and $0.1 million of depreciation.

Cash used in operating activities was $11.3 million during the nine months ended September 30, 2021, primarily due to our net loss of $8.8 million and decrease in our operating assets and liabilities of $4.3 million partially offset by increases in non-cash charges of $1.8 million. Decreases in our operating assets and liabilities consisted primarily of $0.9 million in accrued expenses and other current liabilities mainly due to lower legal accruals as a result of the completion of the IPO, $0.3 million in other non-current assets as a result of security deposits for the operating leases, and $3.1 million in prepaid expenses and other current assets mainly due to lower clinical prepaids for the quarter. Increases in our non-cash charges consisted primarily of $1.2 million in stock-based compensation due to higher employee headcount, $0.5 million in amortization of operating and finance leases for the quarter and $0.1 million of depreciation.

Investing Activities

Cash used in investing activities was $2.4 million during the nine months ended September 30, 2022, primarily due to increased construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $0.2 million during the nine months ended September 30, 2021, primarily due to construction-in-progress activity in relation to the build-to-suit lease activity.

Financing Activities

Cash provided by financing activities was $9.2 million during the nine months ended September 30, 2022, primarily due to proceeds received from the issuance and sale of common stock in our follow-on offering completed in August 2022.

Cash provided by financing activities was $34.2 million during the nine months ended September 30, 2021, primarily due to proceeds received from the issuance and sale of common stock in our IPO.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience, known trends and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 2 to our audited financial statements included in our Annual Report and Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our condensed financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Research and Development Costs

We expense all costs incurred in performing research and development activities. Research and development expenses include salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to nonemployees and entities that conduct certain research and development activities on our behalf and expenses incurred in connection with license agreements. Non-refundable advance payments for goods or services that will be used for rendered or future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability.

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

Stock-Based Compensation

We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as an expense over the requisite service period which is generally the vesting period. In the periods prior to the IPO, the determination of fair value of our common stock required significant judgment. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

We may take advantage of these exemptions until December 31, 2026 or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become, involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

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

Summary of Selected Risk Factors Associated with Our Business

The following is a summary of the principal risks associated with an investment in our common stock:

•
There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
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
•
We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing or our clinical trials and our business could suffer.
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

Risks Related to Our Financial Position and Capital Needs

There is substantial doubt regarding our ability to continue as a going concern. We require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of September 30, 2022, we had $27.6 million in cash. Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Moreover, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

We have incurred significant operating losses since inception. Our net loss was $20.7 million and $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $53.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct our current and future clinical trials with INB-100, INB-200 and INB-400;
•
continue to develop our preclinical product candidates, INB-300 and INB-500;
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

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing INB-200 and INB-100 and our other product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-200 and INB-100, business planning and raising capital. Other than INB-200, INB-100 and INB-400, all of our research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about 6 to 10 years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-200 and INB-100, in our ongoing clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-200, INB-100 and INB-400, in ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized.

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

For example, although we have undertaken Phase 1 clinical trials for INB-200 and INB-100, the FDA has not yet made any determination regarding safety and efficacy of either product candidate in the targeted indications. Further, our novel approaches to immune cell therapies are unproven and as such, the cost and time needed to develop our product candidates is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our product candidates, we may decide to delay or abandon clinical development of such product candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

We may seek breakthrough therapy or Fast Track designations and may pursue accelerated approval for INB-100, INB-200, INB-400 and some or all of our future product candidates. Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include intensive guidance on an efficient drug development program, beginning as early as Phase 1, organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough therapy designation does not change the standards for product approval. There can be no assurance that we will receive breakthrough therapy designation for any product candidate or any particular indication.

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

We may seek orphan drug designation for INB-100, INB-200, INB-400 and some or all of our future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor’s products and/or programs such as claims that cell-based immunotherapy is unsafe, unethical, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Some of our product candidates, including INB-200 and INB-400, are genetically engineered human cells, and the process of manufacturing such product candidates, as well as the lentiviral vectors, is complex, highly regulated, variable and subject to numerous risks. Manufacturing our product candidates involves harvesting cells from a donor, isolating cells via leukapheresis, activating and expanding the gamma-delta T cells, cryopreservation, testing, storage and eventually shipment and infusion of the cell product into the patient’s body.

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

Even minor variations in starting reagents and materials, or deviations from normal manufacturing processes could result in reduced production yields, product defects, manufacturing failure and other supply disruptions. If, for any reason in our clinical trials, we lose the starting material for a manufactured product for one of our patients at any point in the process, or the expansion or transduction procedures in the manufacturing process should fail for any reason, such patient would no longer receive a dose of the therapy and may end participation in our clinical trial. For instance, operator errors impacting machine function, gas or airflow, or reagent addition can negatively impact the process. Manufacturing by a previously contracted facility has resulted in such operator errors; however, we identified these errors through our quality control procedures prior to patient administration.

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

Although we endeavor to build a manufacturing facility in the future, we do not currently own any facility that may be used as our clinical or commercial-scale manufacturing and processing facility and expect that we will rely on outside vendors for at least a portion of the manufacturing of our cell therapy product candidates that we develop. For example, in September 2022, we announced a partnership with the Dunbar CAR T-Cell Program at the University of Louisville as the manufacturing center for our INB-400 clinical program. The facilities used by our partners and contract manufacturers must be submitted and disclosed to the FDA or other foreign regulatory agencies and may be selected for inspection or audit following the submission of an application to the FDA or other foreign regulatory agencies. To the extent that we engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with confidentiality agreements and the cGMP requirements for the manufacture of our product candidates. We have not yet had any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that meet specifications are capable or safe and effective. If such contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not agree that these facilities for the manufacture of our product candidates are acceptable or if it withdraws any such approval or acceptance in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates, manufacturing reagents, raw materials, or in the manufacturing facilities in which our product candidates and/or their precursors are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because some of our cell therapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability and variability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product and patients may not receive a dose. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, the selection and distribution of the appropriate cell product for therapeutic use in a patient requires close coordination between the manufacturing facility, clinical operations, supply chain and quality assurance personnel.

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

We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing, and our business could suffer.

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks; however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will only cover approximately 33 patients and an additional large manufacturing run is expected to complete by early 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates INB-200 and INB-100 are dependent on our license agreements with The UAB Research Foundation, or UABRF, Children's Healthcare of Atlanta, Inc., or CHOA, and Emory University, or Emory, together with UABRF and CHOA, the “Licensors.” pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-200 and INB-100. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 8 in our condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2022, we owned, co-owned or exclusively licensed three issued U.S. patents, four issued European patents, one issued in Japan, one issued patent in Australia, two issued patents in Israel, one issued patent in New Zealand, one allowed patent application in Australia, one allowed patent application in Singapore, eight pending U.S. applications, one pending PCT application, and 46 foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as INB-100, INB-200 and INB-400, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent. However, the extension cannot extend the total patent term beyond 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. Additionally, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of September 30, 2022, we had 26 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians, some of whom are compensated with a stipend or stock options for services performed for us, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect through 2031, with a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering drug pricing as part of other health reform initiatives. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Risks Related to the Ownership of Our Common Stock

A public market may not exist or be liquid enough for you to sell your shares quickly or at market price.

Prior to our IPO in August 2021, there had not been a public market for our common stock, which is now traded on the Nasdaq Capital Market. The liquidity in our common stock on that stock market remains thin, while broader markets have experienced significantly increased volatility due to, among other things, increases in inflation expectations, the corresponding increases in interest rate expectations and the Russia-Ukraine war. If an active trading market for our common stock does not exist, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain, manufacturing and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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
•
market volatility due to the continued effects of and responses to the ongoing COVID-19 pandemic, inflation expectations, fluctuations in interest rates and the Russia-Ukraine war;
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

Based upon shares of our common stock outstanding as of September 30, 2022, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 65% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company, or EGC, as defined under the Jobs Act, or smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an EGC for up to five years. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. In addition, our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock. These events could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On August 3, 2021, we completed our IPO in which we issued and sold 4,000,000 shares of our common stock at a public offering price of $10.00 per share pursuant to our Registration Statement on Form S-1, as amended (File No. 333-249530). We received net proceeds from the initial public offering of $32.3 million, after deducting underwriters’ discounts, commissions and estimated offering-related costs. B. Riley Securities Inc. acted as the sole book-running manager for the IPO.

No expenses incurred by us in connection with the IPO were paid directly or indirectly to (i) any of our officers, directors or associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of September 30, 2022, we have used $15.9 million of the proceeds from the IPO.

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

IN8bio, Inc.

Date:	November 10, 2022	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)