Form 10-K
period 2022-12-31
IN8BIO, INC.
filed 2023-03-30
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $2.26 per share of the Registrant’s common stock as reported on the Nasdaq Stock Market LLC on June 30, 2022, the last business day of the Registrant’s most recently completed second quarter was $5.9 million. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2023 was 24,938,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2023 Annual Meeting of Stockholders of the Registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

261071999 v3

In this report, unless otherwise stated or the context otherwise indicates, the terms “IN8bio, Inc.,” “the company,” “we,” “us,” “our” and similar references refer to IN8bio, Inc. “IN8BIO,” “INEIGHTBIO,” “Cancer Zero,” the IN8BIO logo, DeltEx and other trademarks, trade names or service marks of IN8bio, Inc. appearing in this Annual Report are the property of IN8bio, Inc. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto. The images found on pages 10, 13, 17, 21 and 24 of this Annual Report were created with biorender.com and the image found on page 28 of this Annual Report was from BioPharma Dealmakers, March 2023.

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

•
our ability to mitigate the substantial doubt to continue as a going concern;
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
•
our expectations regarding the impact of recent bank closures, public health crises and geopolitical tensions, such as the Russia-Ukraine war, on our business, our industry and the economy;
•
our ability to contribute to eliminate cancer and achieve cancer-free status in any or all patients; and
•
other factors that may impact our financial results.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. A summary of selected risks associated with our business are set forth below. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

ii

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

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it’s our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

Pursuant to a company-sponsored investigational new drug application, or IND, cleared by the FDA in late 2022, we plan to initiate a Phase 2 clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma, or GBM, in the second half of 2023. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients across multiple centers across the country. We expect this will confirm the efficacy signal suggested by the investigator initiated trial INB-200. We are also seeking to complete two on-going Phase 1 clinical trials: INB-200 for the treatment of newly diagnosed GBM and INB-100 for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024. For INB-100, we expect to complete enrollment of the Phase 1 clinical trial and determine the recommended Phase 2 dose, or RP2D in 2023, with updated results throughout 2023 and topline results in 2024. In addition, in the second half of 2023 we plan to submit an IND to initiate our Phase 1b clinical trial of INB-410 in which allogeneic, genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated gamma-delta non-signaling chimeric antigen receptor T cell, or nsCAR construct. We expect to present additional preclinical data demonstrating our proof-of-concept and the ability for a nsCAR construct to distinguish between tumors and healthy tissue at the American Association of Cancer Research, or AACR annual meeting in 2023.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We intend to continue to advance our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications, which we expect to announce in the first half of 2023. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years.

Chemotherapy, a mainstay of solid tumor treatment, can deplete and damage immune cells, limiting their ability to seek and kill tumors. Despite these limitations, chemotherapy continues to be used in standard-of-care regimens because of its ability to kill tumors rapidly and directly. Chemotherapy, however, can also result in residual tumor cells that are chemotherapy resistant which leads to disease recurrence. Recent studies show that the injury response to DNA damage from chemotherapy in live tumor cells can promote anti-tumor immune activity. These positive immune effects are obstructed by the lymphodepleting properties of chemotherapy, which can severely reduce the number of immune cells, such as gamma-delta T cells, that can seek out and kill the residual tumor cells. We have leveraged our proprietary genetic modifications of gamma-delta T cells to protect the cells from chemotherapy-induced damage, allowing for their concurrent delivery with chemotherapy. This could potentially enable our candidates to recognize and kill residual tumor cells, including chemotherapy resistant tumor cells and cancer stem-cells, by attacking at the time when the tumor is experiencing maximum chemotherapy-induced stress and vulnerability. We have termed this chemotherapy resistant cell therapy approach as our “DeltEx drug resistant immunotherapy,” or DeltEx DRI, and it is the basis for several of our programs. We are the first company to advance genetically modified gamma-delta T cells into the clinic and are currently one of only two companies known to have produced gamma-delta T cells from iPSCs. In addition, we believe we are the only company to have demonstrated the ability to use directed differentiation to derive both Vdelta1+, or Vd1+ and Vdelta2+, or Vd2+ gamma-delta T cells sub-populations from iPSCs. In order to develop potentially off-the-shelf therapies in the future, we are also testing the safety of a donor-derived, expanded, activated, non-genetically modified gamma-delta T cell therapeutic candidate, or DeltEx Allo, for the treatment of leukemia.

Our DeltEx platform is designed to overcome many of the challenges associated with the expansion, genetic engineering, and scalable manufacturing of gamma-delta T cells. This approach allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. Our capabilities stem from the knowledge and experience passed to our team by our scientific co-founder, Lawrence Lamb, PhD, who has been working with cellular therapies and specifically gamma-delta T cells since the early 1990s. Dr. Lamb published some of the earliest manufacturing methods for gamma-delta T cells and has extensive experience scaling and conducting GMP manufacturing. He was an inspector and auditor for the Foundation for the Accreditation of Cellular Therapy, or FACT, for over 20 years. We believe that our unique corporate insights into the advanced manufacturing and biology of gamma-delta T cells provide us with an innovative approach toward treating cancer that capitalizes on the particular properties of gamma-delta T cells. We have advanced three novel programs into the clinic that have the potential to demonstrate durable tumor responses. We have used the DeltEx platform to create our deep pipeline of innovative allogeneic, autologous, iPSC and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes.

Going Concern

The report from our independent registered public accounting firm for the year ended December 31, 2022, includes an explanatory paragraph stating that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. Our existing cash will not allow us to fund our operations past mid-July of 2023, which includes reserves for all necessary winddown expenses. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations.

If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including to explore other strategic options, continue to further reduce operating expense or to delay, reduce the scope of, discontinue or alter our research and development activities. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investments.

Our Pipeline

The following chart shows the developmental status and the next anticipated milestones of our clinical and preclinical product candidates, all of which are wholly owned. The timing of the next anticipated milestones below and the related discussion throughout this Business section are estimates based upon the receipt of additional capital to fund our programs. See “—Going Concern” for additional information:

Figure 1. Pipeline Chart

INB-200 is a genetically modified autologous gamma-delta T cell product currently in a Phase 1 clinical trial. In preclinical studies, our DeltEx DRI technology has been shown to allow gamma-delta T cells to survive and remain functional at therapeutic and supratherapeutic concentrations of chemotherapy. Such levels, which would normally be toxic to immune cells, demonstrate the ability of our DeltEx DRI gamma-delta T cells to be used concomitantly with chemotherapy for the treatment of multiple solid tumor cancers. We engineered INB-200 to be resistant to alkylating agents such as temozolomide, or TMZ, a class of chemotherapeutic drugs used in the treatment of GBM and other cancers. This could allow INB-200 to be administered in combination with the current standard-of-care in the newly diagnosed treatment setting where median overall survival has remained at 14 to 16 months since 2005. In preclinical studies, we demonstrated that such concomitant combinations resulted in durable improvements in long-term overall survival and complete eradication of tumor in 80% of animals. The current INB-200 Phase 1 clinical trial is a dose escalation protocol for newly diagnosed GBM patients at the Heersink School of Medicine and O’Neal Comprehensive Cancer Center at the University of Alabama at Birmingham, or UAB. The protocol is designed to evaluate single and multi-dose schedules of a fixed concentration of DeltEx DRI gamma-delta T cells. We expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024.

INB-100, our first allogeneic DeltEx product candidate, was developed to demonstrate the safety of donor-derived expanded and activated gamma-delta T cells that do not undergo additional genetic modification. This product candidate is being administered in a dose-escalation Phase 1 clinical trial for the treatment of patients with high-risk hematologic malignancies that are undergoing allogenic HSCT. Acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, represent two of the three most common allogeneic HSCT-treated cancers, accounting for approximately 50% of all allogeneic HSCTs. We have developed scalable methods to expand and activate gamma-delta T cells from peripheral blood in an automated manufacturing device. Prior clinical observations have shown that high numbers of circulating gamma-delta T cells have been correlated with improved survival outcomes in HSCT patients. This Phase 1 dose-escalation clinical trial of INB-100 in allogeneic HSCT patients is being conducted at the University of Kansas Cancer Center. We currently expect to complete enrollment of the Phase 1 clinical trial and determine the RP2D in 2023, with updated results throughout 2023 and we expect to have topline results in 2024.

INB-400 is in a Phase 2 clinical trial using our autologous DeltEx DRI product candidate to treat newly diagnosed GBM. Our IND was cleared by the FDA in December 2022. The INB-400 clinical trial will further confirm the clinical efficacy of autologous DeltEx therapy in a large national multicenter trial. We currently expect to initiate patient enrollment in the second half of 2023 and report initial data from the Phase 2 clinical trial in 2025. Per FDA Guidance for Industry finalized on November 4, 2022, allogeneic product candidates constitute a separate drug product and require a separate IND. INB-410 will evaluate the safety of genetically modified, allogeneic DeltEx DRI gamma-delta T cells in both the relapsed and newly diagnosed GBM patient populations. Clinical data and experience from the Phase 1 clinical trials of INB-200 and INB-100 will be utilized to support submission of an IND for INB-410, which is expected in the second half of 2023. We believe this is the first time a similar gene-edited construct has been tested in both the autologous and allogeneic settings. Eventually, we expect this DeltEx DRI approach will be assessed in a broader range of solid tumor cancers and we currently expect to announce the first extra-cranial solid tumor indication for this program in the first half of 2023.

We are also developing a broad portfolio of preclinical programs utilizing the unique biology of gamma-delta T cells in our efforts to achieve our mission of Cancer Zero. INB-300 is a preclinical program focused on developing unique nsCAR-enabled DeltEx product candidates with which we expect to target difficult liquid tumors and extracranial solid tumors. The current generation of CAR-T products on the market and in development seek and destroy specific antigen targets such as CD19, CD20, BCMA, CD33, and CD123 among others. These CAR-Ts eliminate tissues expressing the target irrespective of whether they are tumor or healthy tissues. Early data from the CD19 CAR-Ts demonstrate that they drive aplasia of the normal and malignant B-cell compartment. This becomes problematic as many selected antigen targets are also expressed on healthy tissues that are crucial for the continuation of life, especially in solid tumor cancers. Our gamma-delta based nsCAR technology is focused on addressing this challenge in various solid and liquid tumors. Our nsCAR platform uses the innate immune recognition of gamma-delta T cells to distinguish between tumor and healthy tissue, offering a targeted but potentially less toxic approach. These constructs lack a CD3z signaling domain that would typically force T cell activation through the CAR and antigen binding domain. Instead, this T cell utilizes the CAR to localize to the target tumor cells and T cell activation is triggered by the endogenous receptors of the gamma-delta T cell including NKG2D, CD16, toll-like receptors, and gamma-delta TCR among others to actually induce killing of the target tumor cells. The nsCAR platform has demonstrated a greater than 15x difference in killing between leukemic cells and healthy B cells (effector to target, or E:T, ratio=2:1, 79.7% versus 5.2%) when both express the CD19 target antigen. The nsCAR platform is also engineered to express the cytokine interleukin-15 (IL-15) to enhance cellular persistence and the ability to target and kill tumor cells over time. We believe that the platform has the potential to broaden the utilization of CAR technology for previously “undruggable” solid and liquid tumor targets. Additional internal programs are focused on advanced manufacturing methodologies such as iPSCs and on logical combinations with other therapies approved by the FDA.

As of December 31, 2022, our intellectual property portfolio consists of seven patent families that broadly protect our DeltEx platform and our product candidates, both through composition of matter and method of use. Our patents broadly cover genetic modification to gamma-delta T cells that confers chemotherapy resistance. Our future product candidates could incorporate additional proprietary genetic alterations designed to make them resistant to other chemotherapies utilized to treat multiple types of solid tumor cancers. Our patents also cover the method of generating these genetically engineered cells from patients or donors and their use in multiple solid and liquid tumors. Our portfolio broadly covers the use of allogeneic gamma-delta T cells in HSCT. Finally, we have patent families that cover the composition of our CAR constructs in gamma-delta T cells, specifically in our DeltEx DRI cells, and their use in multiple solid and liquid tumors.

Our Strategy

We are dedicated to leveraging our DeltEx platform to develop next generation cell therapies that we believe can dramatically improve outcomes for cancer patients in our efforts to achieve our mission of Cancer Zero. To achieve this goal, our strategy is as follows, which is dependent on our ability to raise additional capital or successfully deploy other strategic options:

•
Continue advancing our lead clinical product candidates, INB-400, INB-200 and INB-100. INB-200 is our autologous DeltEx DRI program that we are initially developing for the treatment of newly diagnosed GBM. We are conducting a Phase 1 dose-escalation clinical trial assessing single and multiple dosing schemas at UAB. We expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024. We are conducting a Phase 2 multi-center clinical trial of INB-400, our company-sponsored clinical program using our autologous DeltEx DRI product candidate to treat newly diagnosed GBM. We currently expect to initiate patient enrollment in the second half of 2023 and report initial data from the Phase 2 clinical trial in 2025. We are also conducting a Phase 1 dose escalation clinical trial of INB-100, our allogeneic DeltEx product candidate in leukemia patients undergoing allogeneic HSCT, from which we currently expect to complete enrollment of the Phase 1 clinical trial and determine the RP2D in 2023, with updated results throughout 2023 and topline results in 2024.
•
Advance INB-500, INB-410 and INB-300 into clinical development, subject to receiving authorization from FDA pursuant to company-sponsored INDs. With additional capital, we expect to file a new IND for INB-410, a genetically modified allogeneic DeltEx DRI cell product for relapsed and newly diagnosed GBM, in the second half of 2023. INB-300 is a DeltEx nsCAR construct, for which we are testing various antigen recognition domains in our efforts to advance a program to IND enabling studies. We expect to present initial data demonstrating proof-of-concept for this program in the first half of 2023. INB-500 is the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. Our feeder cell and serum free expansion and differentiation protocols have demonstrated an ability to generate both Vd1+ and Vd2+ gamma-delta T cell subclones. These cells have high-cytotoxicity, and we are exploring avenues for advancement and potential partnering.
•
Leverage our DeltEx platform for additional indications and product candidates. We will continue to advance internal research including the application of our proprietary DeltEx DRI approach into additional solid tumor indications. We are also developing additional discovery programs that could incorporate additional proprietary genetic modifications in our DeltEx platform designed to address both solid and liquid tumors. We expect to submit several INDs using technology assessed in INB-200 and INB-400, including in combination with other therapeutics and in other solid tumors outside of GBM, over the next several years.
•
Advance and continue to scale our manufacturing. We have established an automated, closed-system, reproducible, scalable manufacturing platform. We will continue to focus on expanding manufacturing capacity and capabilities along with advanced manufacturing methods to support our ongoing and anticipated clinical development. In addition to using collaborators such as the Dunbar CAR-T Cell Program at the University of Louisville and contract manufacturers, we plan to build internal manufacturing capabilities as we demonstrate clinical proof-of-concept, leveraging our company know-how and collaborators for product delivery, logistics and capacity expansion across our parallel processes.
•
Independently develop and commercialize our product candidates where we believe we can maximize their value and benefit to patients. Given the broad applicability of our DeltEx technology pipeline across multiple solid and liquid tumor indications, we plan to maximize its value by retaining development and commercialization rights to the product candidates, indications, and geographies that we believe we can commercialize successfully on our own, pending regulatory approval. We plan to collaborate on candidates that show promising utility in disease indications, patient populations or geographies that we believe would be better served by the resources, specific expertise or commercial abilities of other biopharmaceutical companies or partners.

Gamma-Delta T Cells: Leveraging the Nexus of the Immune System

The Rise of Cell Therapy

There has been significant recent innovation in the treatment of cancer, including novel biological and cell therapies. Immuno-oncology utilizes the immune system to identify and kill cancer cells. Such therapies can either prevent the tumor’s ability to suppress immune attack or to directly utilize immune cells to target and kill cancer cells. The immune system consists of complex and highly evolved groups of cells that have the ability to target dangerous pathogens and damaged or sick tissue to keep the body safe. The system is generally comprised of two functional branches, the innate and the adaptive. Gamma-delta T cells are endowed with at least two independent recognition systems to sense tumor cells and to initiate anticancer killing by recruiting and activating multiple immune cell types.

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

Since 2017, the FDA has approved six autologous CAR-T cell therapies, KYMRIAH®, Yescarta®, Breyanzi®, Abecma® TECARTUS®, and CARVYKTI®, which have been transformative in the treatment of certain hematological cancers, but CAR-Ts have had extremely limited efficacy in solid tumors to date. This lack of efficacy in solid tumors underscores the inherent challenges of CAR-T approaches. Many of the limitations of CAR-T cell therapies are related to the fundamental dynamics of solid tumors and T cell biology. This includes (i) the potential inability to effectively target the entire tumor using a single antigen CAR due to tumor heterogeneity, (ii) the potential inability to effectively penetrate the tumor microenvironment, or TME, due to physical barriers such as tumor bulk, (iii) the lack of tumor antigens, which are ubiquitously and uniquely expressed on tumor cells, (iv) potential limited T cell function due to the immunosuppressive TME, including regulatory T cells, or Tregs, and other immune-suppressive cells, (v) limited ability to efficiently deliver cells directly to the tumor site to generate a high effector to target, or E:T ratio, and (vi) the inability to combine with effective chemotherapeutic regimens due to the chemosensitivity of immune cells. Additional challenges that have potentially hampered widespread adoption of existing CAR-T technologies include scalability, safety and cost.

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

Despite these advantages, the development of CAR-NKs has faced several key challenges — in particular, manufacturing difficulties and limited scalability, their sensitivity to cryopreservation leading to a loss of viability and cytotoxicity, a limited ability to efficiently introduce genetic modifications, and lower cell persistence. Importantly, against solid tumors, the addition of a CAR to overcome KIR inhibition in an NK cell overrides their endogenous ability to target multiple receptors and results in a single antigen targeting CAR with the same limitation towards relapse due to tumor heterogeneity and ultimately antigen escape as a traditional CAR-T. More recently, early CAR-NK cell clinical data has generated increasing uncertainty about the persistence of NK cell based cellular therapies and their durability of response. These observations have resulted in significant pipeline changes and the termination of multiple programs by three major biotechnology companies developing NK or iNK cell therapies in early 2023.

The inherent and engineered limitations of these therapies, particularly in the solid tumor setting, creates substantial opportunity for improved and differentiated cell therapies for cancer.

Why Gamma-Delta T Cells?

Gamma-delta T cells are a unique subset of immune cells that sit at the nexus of the innate and adaptive immune systems and possess properties of both, performing diverse immune functions including protection against tumors. This combination of features conveys functional abilities that make them ideally suited for use in cell therapy against cancer. They typically account for up to 10% of T cells but can undergo rapid activation and expansion in response to diseased or damaged tissue. As gamma-delta T cells bridge between the innate and adaptive immune response, they are thought to have greater persistence than NK cells. Our own histopathological data from the INB-200 clinical trial has demonstrated both an increase in the number gamma-delta T cells and their continued presence in the tumor microenvironment, or TME, approximately 150 days following infusion of our DeltEx DRI modified gamma-delta T cells. The University of Pennsylvania published data in the journal Nature in February 2022 that demonstrated decade-long leukemia remissions in two patients with chronic lymphocytic leukemia. The data showed persistence of highly activated CD4+ CAR-T cells including a large population of gamma-delta CAR-T cells that prominently expanded in one patient along with CD8+ CAR T cells.

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

Figure 3. “Nature’s CAR-T Cell”

Gamma-delta T cells have been referred to as “nature’s CAR-T cells” because their complex antigen recognition allows them to naturally and effectively target and eliminate diseased tissues, such as tumor tissue. As shown in Figure 3, their diverse receptor repertoire may enable them to recognize and target the array of heterogeneous antigens expressed by solid tumors, which has been a significant challenge to existing single-antigen targeting CAR technologies using NK and alpha-beta T cells.

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
•
Recruit and activate additional immune effector cells. Gamma-delta T cells broaden the immune response both through secretion of effector cytokines and chemokines that recruit and stimulate immune cells at the tumor. Gamma-delta T cells can elicit dendritic cell, or DC maturation by conveying danger associated molecular patterns, or DAMPs, and pathogen associated molecular patterns, or PAMPs to such cells. Certain subtypes of gamma-delta T cells also function directly as professional antigen presenting cells, or APCs, that activate and instruct alpha-beta T cells, similar to other innate immune cells like DCs, in order to elicit a potent and selective adaptive immune response.
•
Safety advantages over other cell therapies. Gamma-delta T cells do not recognize allogeneic MHC restricted antigens and thereby can be obtained from a partially matched or even unmatched donor, which may eventually allow these cells to be used ‘off-the-shelf’. Gamma-delta T cells also do not secrete IL-6, a significant driver of CRS, which has been a fatal complication in CAR-T in acute leukemias.

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

Figure 5. Multiple Cell-Killing Mechanisms of Activated Gamma-Delta T Cells

Opportunities for Gamma-Delta T Cells in Cancer

The therapeutic potential of gamma-delta T cells is supported by observations over 30 years demonstrating a significant clinical correlation between naturally occurring high levels of gamma-delta T cells and better survival outcomes in both hematologic and solid tumor cancers. Our scientific founder and Chief Scientific Officer, Dr. Lamb, was the first person to report an association between levels of gamma-delta T cells and improved survival in leukemia patients undergoing allogeneic HSCT. His work, published in J. Hematotherapy in 1996, and expanded on in a publication in Cytotherapy in 1999, found that the disease-free survival rate of HSCT patients who received T cell depleted, or TCD, grafts from a partially matched donor increased in those with high levels of gamma-delta T cells. These findings have been supported by reported studies from other scientists. In 2007, Dr. Lamb and his collaborators found that the association between post-transplant gamma-delta T cells and survival as depicted in Figure 6 below, extended to at least seven years, and that 71% of patients with high levels of gamma-delta T cells survived up to seven years compared to 20% of patients with low levels of gamma-delta T cells.

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
$Q < 0.25$
0 1 2 3 4
Unweighted |meta-z|

Figure 7. Prognostic Association of Tumor Infiltrating Lymphocytes and Survival Outcomes

While gamma-delta T cells have demonstrated clinical association with specific tumor responses, there have been significant hurdles to developing them as cell therapies, particularly for solid tumors. Gamma-delta T cells comprise less than 10% of all lymphocytes found in the body, and as such have been challenging to manufacture in quantities sufficient to meet the significant doses generally required for efficacious cellular therapies. In addition, as cancer progresses, the levels of gamma-delta T cells are further reduced, making it challenging to engage them in vivo. Finally, gamma-delta T cells are critical in identifying stress antigens on diseased tissue, such as tumor cells. These signals can be dramatically upregulated by chemotherapy, which stresses both the chemotherapy-sensitive and chemotherapy-resistant tumor cells, making them readily identifiable by gamma-delta T cells. Chemotherapy can both kill the immuno-suppressive cells and induce tumor cell death to “de-bulk” the tumor. This opens the TME to effector cells, such as gamma-delta T cells. However, chemotherapy also depletes and damages immune cells, including gamma-delta T cells, limiting their ability to seek and kill tumor cells.

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

Our Approach

We develop ex vivo-expanded activated gamma-delta T cells based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform is designed to overcome many of the challenges associated with expansion, genetic engineering, and scalable manufacturing of gamma-delta T cells. This allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. DeltEx has enabled our deep pipeline of innovative allogeneic, autologous, iPSC and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes. Key elements of our platform include:

•
Expertise in ex vivo-expanded activated gamma-delta T cells. Gamma-delta T cells, while critical to immune function and disease response, account for only a small percentage of our immune cells. Our approach leverages our scientific expertise in gamma-delta T cell biology, encompassing the work of our scientific founder Dr. Lamb, to perform precise cell-type specific ex vivo expansion. This enables us to take peripheral blood from the patient and selectively expand the low numbers of gamma-delta T cells to generate a sufficient dose for treatment of solid tumors. Our expertise allows us to expand the desired subtypes of the gamma-delta T cell population, perform specific genetic modifications, and complete a quality review of these cells before returning precisely controlled doses to patients. This precision, control and quality provides significant advantages over in vivo expansion, which may not be cell-type specific, and we believe it uniquely enables us to potentially develop a therapeutic candidate at scale.
•
Intelligent gamma-delta T cell genetic engineering. We have developed proprietary methods of engineering gamma-delta T cells that are designed to take advantage of their inherent biology. Our engineering is designed to increase their ability to survive chemotherapy or to identify cancer cells while maintaining their natural ability to broadly recognize, engage and kill these cells while preserving healthy tissue. This enables the cells to be delivered concurrently with chemotherapies that activate the DNA damage response, or DDR, pathway to generate an immune signal that should be expressed on all cells throughout the tumor and recognized by gamma-delta T cells. This intelligent engineering is broadly applicable across multiple solid tumor indications. Our approaches have overcome the historical problems in genetically modifying gamma-delta T cells, and we were the first company to advance a Phase 1 clinical trial using genetically modified gamma-delta T cells.
•
Next-generation gamma-delta T cell manufacturing. We have devoted significant time and resources to process development and manufacturing to improve the quality and reproducibility of our processes. Through our intellectual property and scientific know-how, we have designed and implemented a manufacturing process, including proprietary programs, which is designed to be reliable and scalable. We have automated our manufacturing processes, which are currently operating at clinical scale, in a system designed to minimize touchpoints and potential contamination and increase throughput. Our cell-type specific manufacturing platform is designed to support rapid development of our DeltEx product candidates through clinical trials and the regulatory approval process. We are using an automated, fully enclosed system for cell manufacturing, as shown in Figure 8 below, that is designed to be applicable across our current product candidates. Our manufacturing allows us to scale, while maintaining quality controls, which would be challenging with a manual lab-scale process. We have optimized transduction and cell expansion in a process we believe can be rapidly scaled for commercial supply in a controlled environment at a reasonable cost, if any of our product candidates are successfully developed and approved. We have also demonstrated successful cryopreservation and delivery of our thawed product candidates to patients in our clinical trials, while maintaining cell viability and functionality.

Figure 8. Reproducible & Scalable Manufacturing Process

Scientific Basis for Vd2+ Versus Vd1+ Gamma-Delta T Cells as Therapy for Solid Tumors

There are several diverse subsets of gamma-delta T cells. The most predominant circulating subsets are the Vdelta2 positive, and the Vdelta1 positive. These cell types have specific features that impact their therapeutic potential across different indications. Vd2+ cells comprise approximately 2 to 10% of the circulating cell population. The Vd1+ cells are a minor (<2%) circulating subset, but abundant in specific tissues, such as the intestines and the skin. While both subsets express NKG2D receptors that recognize stress ligands, only the Vd2+ subset can function as a professional APC, which can process and present antigens, recruit and activate additional immune cell types, a function that has not been documented for the Vd1+ T cell compartment and may make the Vg9Vd2 subset more attractive for use in solid tumor cancers. While there may be a potential utility for the Vd1+ subset for some cancers, we are currently focused on developing therapeutic candidates using Vd2+ cells, which we believe may have certain advantages over the Vd1+ subset in certain indications. While Vd1+ cells have shown greater persistence in the autologous setting, this increased persistence in the allogeneic setting (other than allogeneic HSCT) is essentially irrelevant as host immune system recovery would result in their rejection by host NK cells which recover following lymphodepletion within approximately 15 to 30 days. Additionally, Th1 effector Vd1+ cells can be reprogrammed to a tumor promoting Th17, or IL-17 secreting, subtype after entering the microenvironment of certain tumors. While current ex vivo expansion methods for Vd1+ cells have not resulted in pro-tumorigenic Th17-type responses to date, the potential for reprogramming of therapeutic Vd1+ cells within the TME remains a possibility. In contrast, Vd2+ cells are not known to produce Th17 or pro-tumoral subtypes.

We are a gamma-delta T cell company and are agnostic to Vd2+ versus Vd1+ subtypes. We believe each has a role and indications in which they may make sense based on the tumor biology and desired cellular mechanism of action. Our CSO, Dr. Lamb was in fact the first to publish a protocol for the expansion and manufacturing of Vd1+ gamma-delta T cells in 2001. We are currently advancing programs utilizing both Vd2+ and Vd1+ cells, using our cell-type specific expansion protocols. We have developed our DeltEx platform to enable us to expand, activate and genetically modify gamma-delta T cells at scale, producing cells which are viable, functional and can be cryopreserved while maintaining their cytotoxicity.

Our Product Candidates

INB-200 for the Treatment of Solid Tumors

INB-200 is our novel genetically modified autologous DeltEx product candidate that we are developing for the treatment of solid tumors. We engineered INB-200 to be used as an adjunct to the current standard-of-care treatment by engineering it to be resistant to certain types of alkylating chemotherapies. Alkylating chemotherapies function by creating DNA damage and strand breaks that lead to cell suicide or apoptosis. The protein O-6-Methylguanine-DNA Methyltransferase, or MGMT, is a primary DNA repair protein capable of repairing damage to DNA caused by certain chemotherapies that prevents cell death. Through the introduction of a gene encoding MGMT into gamma-delta T cells, these genetically modified DeltEx DRI cells are designed to survive concurrent dosing with chemotherapy and remain functional. In preclinical studies in patient-derived xenografts, published in the Nature portfolio journal Scientific Reports in October 2021, INB-200 demonstrated antitumor activity, including long-term survival and eradication of the tumor as evidenced by histopathology. We are initially developing INB-200 to treat newly diagnosed patients with GBM during the maintenance phase following resection and initial radiation and chemotherapy. We are conducting an investigator-initiated Phase 1 clinical trial assessing multi-dose schedules in patients with newly diagnosed GBM, which has been initiated by L. Burt Nabors, M.D. at UAB. We expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024.

GBM Overview

GBM is a particularly aggressive form of brain cancer, in which tumor cells invade the surrounding neural tissue, rendering a cure with surgical resection and chemotherapy unlikely. The incidence of GBM in the United States is estimated to be approximately three in 100,000 individuals, with more than 13,000 new cases having been estimated in 2022. Surgical resection followed by radiation and TMZ has been the current standard-of-care since 2005, but it is only able to control tumor growth in approximately 30% of patients. Based on current standard-of-care, tumor recurrence typically occurs within one year after initial diagnosis and treatment. A third-party trial published in 2017 indicated that older newly diagnosed GBM patients with unmethylated MGMT treated with radiation therapy and TMZ had median progression free survival of only 4.8 months (95% CI (4.3-5.6)) while median overall survival for GBM patients remains about 16 months irrespective of tumor methylation status. Ultimately, virtually all patients will relapse, creating a significant unmet medical need with a potential global market opportunity greater than $4 billion.

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

There is a significant unmet need as most patients with GBM die within 15 to 16 months of diagnosis and the five-year survival rate is approximately 5%. Over 80% of treated GBM patients recur within 2cm of the original resection site, suggesting that recurrence is not due to metastases, but due to local microscopic residual tumor cells that were not surgically resectable and that may be resistant to radiotherapy and chemotherapy. We believe that to have a clinically meaningful impact to patient outcomes, we must be able to target three categories of cells within the tumor: (i) cells sensitive to radiotherapy and chemotherapy; (ii) cells resistant to chemotherapy and (iii) cancer stem-like cells that are able to avoid immune detection and continue seeding tumor persistence.

Our gamma-delta T cell technology has the potential to be a more durable therapy due to limited resistance mechanisms developing in response to it. By combining our INB-200 therapeutic candidate concurrently with alkylating chemotherapies, our approach can promote the upregulation of stress ligands across all three of these categories, making the GBM cells identifiable by our DeltEx DRI cells. CAR-T therapies or any targeted therapy that targets a single antigen is prone to loss of efficacy over time as tumor cells lose, downregulate, or shed the tumor target in response to persistent stimulation. Unlike other CAR-T therapies that are reliant on a single tumor target to ensure tumor cell engagement, our technology generates a stressor that upregulates ligands, i.e., NKG2D ligands, that then activate the gamma-delta T cells. These ligands comprise an intrinsic stress mechanism that is upregulated with hypoxia, DNA instability or any condition that generates circumstances that may limit cell viability. Therefore, there is less likelihood of loss of NKG2D ligands as it is impossible to eliminate all stressors that lead to upregulation of NKG2D ligands that activate gamma-delta T cells. Our unique approach seeks to increase tumor antigen density on the surface of tumor cells to drive activation of immune responses and via an antigen that is tumor agnostic. By pairing our therapy with TMZ we are harnessing the ability of TMZ to upregulate multiple NKG2D ligands to ensure the gamma-delta T cells have the appropriate activation signals already in place to maximize their activity.

We also intend to investigate TMZ in combination with other chemotherapies in the future, which may drive this NKG2D expression further. This may be able to drive to deeper antitumor immune responses that could lead to prolonged progression free survival and increased overall survival and would be combinations to assess in future combination studies.

We believe newly diagnosed GBM may be the ideal indication to assess the potential of INB-200 to drive clinical antitumor activity due to the intrinsic role that TMZ plays in its therapy and with the ability to ensure targeted therapeutic delivery to the tumor site. A third-party paper analyzing the impact of pre-conditioning on the TME to enhance solid tumor CAR-T cell therapy indicated that single-antigen targeting CAR-Ts have been hampered by tumor antigen escape, immune suppression, and lack of T cell trafficking. The inability to infiltrate the tumor site was due largely to the trapping of adoptively transferred cells in first-pass tissues, such as the lung and liver rather than trafficking to the targeted tumor sites. We believe our approach minimizes the risk of tumor antigen escape because TMZ causes the upregulation of cellular stress signals, consisting of multiple polyclonal ligands that can be recognized by the gamma-delta T cell. Furthermore, our DeltEx DRI approach in newly diagnosed GBM was specifically designed to overcome challenges of systemic T cell localization. The administration of DeltEx DRI cells in INB-200, through an intracranial catheter, directly to the tumor resection site ensures access of the cells to the tumor site and may increase the effector to target, or E:T ratio, and permits localizing the therapy to the specific target area, improving the antitumor activity of cell therapies over intravenous delivery. In the past, other novel modalities, such as treatment with adeno-associated virus, or siRNAs, demonstrated early clinical response by also targeting locally deliverable organ systems such as the eye or liver. Newly diagnosed GBM patients have a more intact immune system that does not have the immune suppression resulting from multiple rounds of earlier chemotherapy and/or radiation as do relapsed populations in whom the CAR-T therapies have been assessed. All immune therapies require an adequate baseline immune activity to maximize their effect. Hence, introducing this therapy in a newly diagnosed population may ensure that the patients have more robust immune systems available to fully mobilize upon tumor cell destruction caused by gamma-delta cell therapy.

INB-200 — Phase 1 Clinical Trial

We are conducting an investigator-initiated Phase 1 repeat dose escalation trial of INB-200 at UAB. We expect this trial to enroll up to 21 patients evaluable for dose-limiting toxicity with newly diagnosed GBM who have completed standard induction therapy with TMZ chemotherapy and radiotherapy and are eligible to initiate maintenance therapy with TMZ.

The primary endpoint of this trial is to assess the safety and tolerability of expanded and activated autologous MGMT genetically modified gamma-delta T cell infusion. Safety will be assessed with single and multiple infusions of 1x107 DeltEx DRI gamma-delta T cells administered through a fenestrated intracranial catheter placed in the resection cavity of the tumor. Secondary endpoints include overall survival, time to progression and response. We also assess biologic activity, including serum and cellular cytokines, immune cell composition, biomarkers, and cell-free DNA both peripherally and from the cerebral spinal fluid, if available. This clinical strategy takes advantage of maximizing gamma-delta T cell cytotoxicity by administering it along with TMZ chemotherapy. The tumor is experiencing maximum stress, increased immunogenicity and expressing high levels of NKG2D ligands required to stimulate the gamma-delta T cells as a result of treatment with TMZ. Further, the natural lymphodepletion achieved by standard of care TMZ ensures that the chemo-resistant gamma-delta cells remain enriched in the vicinity of tumor to eliminate or slow growth of residual tumor.

Eligible patients receive standard-of-care therapy, which includes surgical resection of the GBM tumor, post-surgical induction TMZ and radiation therapy, followed by maintenance TMZ in combination with INB-200, as shown in Figure 9 below. During resection, an intracranial catheter (Rickham catheter) is placed for injection of the INB-200 product. Blood cells for genetic modification are taken from the patient by leukapheresis several weeks following resection, after the patient’s immune system has been allowed to recover from the immunosuppressive environment created by resident tumor. Gamma-delta T cells are then isolated, genetically modified and expanded into the INB-200 product candidate, and then cryopreserved. No more than six weeks post-surgery, patients are treated with induction therapy consisting of daily radiation and TMZ for six weeks followed by a four-week break. Following the four-week period, corticosteroid use is usually tapered, and the patient begins a maintenance phase of TMZ for the first five days of each 28-day cycle for up to six cycles.

Surgical Resection
Catheter Insertion
Break
Apheresis
Daily
Radiation + TMZ
x 6 weeks
+
Break
Transduction
Activation and expansion
Cell separation
Process time: 9-14 days
Preparation
of starting
material
Final cell
product
DeltEx DRI
Manufacturing
(Multiple Doses)
DRI Chemotherapy Resistant
Gamma-Delta T Cells
DRI cells
Oral TMZ – Day
2-5 of each
cycle
IV TMZ – Day 1
of each cycle
DeltEx DRI
+ TMZ (x 5 days every 28 days)
(6 cycles q 28 days)

Figure 9. INB-200 Administration Protocol

The decision to combine INB-200 in the newly diagnosed GBM setting as an adjunct to standard-of-care therapy was driven by biology, data, and the desire to overcome challenges as outlined above. In this trial, we seek to attack any residual tumor cells when they are most vulnerable with immune cells that are as healthy as possible. By combining INB-200 with maintenance TMZ, we hope to deepen responses achieved by induction chemoradiation by further eliminating residual tumor and driving prolonged immune responses. In addition, introducing gamma-delta T cells in a newly diagnosed population of patients ensures that these patients’ immune systems are as robust and active as feasible to take advantage of tumor elimination created by the gamma-delta T cells. Patients are dosed with INB-200 via intracranial catheter injection, as shown in Figure 9 above, within four hours of receiving intravenous dosing with TMZ on day one of the maintenance cycle. Standard-of-care oral dosing of TMZ will continue for the four subsequent days during each 28-day treatment cycle, as shown in Figure 10 below. Depending on which dose cohort they are enrolled in, patients will be administered either one, three or six injections of INB-200.

Figure 10. Treatment and Manufacturing Timeline of the INB-200 Phase 1 Trial

Fifteen patients with newly diagnosed GBM have been enrolled in this trial and a total of eight patients have received treatment as of December 31, 2022. Cohorts 1 and 2 have completed enrollment while enrollment in cohort 3 remains on-going with one patient undergoing dosing and continuing to be monitored. No infusion reactions, CRS, neurotoxicity, or other dose limiting toxicities, or DLTs, or treatment-related series adverse events, or SAE, or treatment-emergent adverse events, or AE, were observed in the first or second cohorts to date, allowing us to proceed to Cohort 3. The patients in Cohort 1 each received a single dose of INB-200, following a minimum of 30 days for safety observation. The three patients comprising the first dose cohort received a single dose of INB-200, and all patients have died, one due to infection from a pancreatic cyst and two due to progression of disease. Two patients remained alive through 15.6- and 17.7-months post-treatment, having exceeded both their expected progression free survival, or PFS, and overall survival, or OS, respectively. In Cohort 2, four patients have been dosed, with two who remain progression free at 18.9 and 14.8 months, while a third died without relapse due to a non-treatment-related AE of pulmonary embolus at 8.7 months. As previously disclosed, the first Cohort 2 patient died of an acute cardio-pulmonary event 22 days after receiving their second infusion, which was deemed unrelated to treatment with INB-200 and also died without evidence of disease. The two surviving patients continue to exceed the median survival for GBM patients with the standard Stupp regimen, suggesting that increasing doses of gamma-delta T cells may favor longer PFS and OS. One Cohort 3 patient has completed 5 of 6 planned doses without any DLTs. The patient has no local GBM relapse, which is typical in 99% of GBM cases, but does have evidence of distal leptomeningeal disease, which occurs in approximately 0.4% of patients. Following treatment, all patients will be monitored for biologic correlates, time to disease progression and overall survival. We expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024. The most common AEs were Grade 1/2 events including fever, fatigue, nausea, headache, platelet count decreased, incision site pain attributable to TMZ, radiotherapy or disease. One subject had Grade 3 treatment unrelated AEs of urinary tract infection, dehydration, and thrombocytopenia.

Figure 11. Summary of Patients Enrolled in INB-200 Phase 1 Trial

Figure 11 above depicts treatment outcomes for patients treated as of December 31, 2022. Early data demonstrate that patients have exceeded expected progression free survival based on their age and tumor MGMT status and have exceeded the median progression free survival predicted of this patient population. We are actively recruiting additional patients into Cohort 3. We currently expect to complete enrollment of Cohort 3 in 2023, with clinical updates expected throughout 2023 and expect to have long-term follow-up data in 2024.

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

Figure 16. MGMT-Modified Gamma-Delta T Cells Demonstrate Protection Against Killing Effects of TMZ

Our preclinical studies supporting the clinical development of DRI and the submission of an IND to the FDA was peer-reviewed and published online in the Nature portfolio journal Scientific Reports in October 2021. In preclinical studies of INB-200 in GBM patient-derived xenograft models, we observed that the combined dosing of TMZ and treatment with our DeltEx DRI gamma-delta T cells led to a statistically significant (p-value ≤ 0.05) increase in overall survival in primary GBM xenograft tumors, as compared to mice treated separately with either chemotherapy or gamma-delta T cells. Unmodified gamma-delta cells showed no survival benefit. Subsequent histopathological analysis demonstrated no visible residual tumors in INB-200-treated animals at 150 days, as shown in Figure 18 below. This is important since xenograft models convey the heterogeneity of a human-derived tumor and not the monotonous population of a cell line used in syngeneic models. Separately, we also examined the potential for sequencing chemotherapy and cell therapy, separating gamma-delta T cells from TMZ therapy by 24 hours (condition 1) and outside the effective concentration of TMZ. As shown in Figure 17 below, we observed that in TMZ-sensitive tumors treated with the sequenced regimen, delivery of the DeltEx DRI gamma-delta T cells led to modest improvement in median overall survival of 75 days compared to 60 days with TMZ alone but with no overall survival benefit over TMZ. Conversely, as discussed above, the combined and concomitant delivery of TMZ and DeltEx DRI gamma-delta T cell regimen (condition 2) resulted in 80% of mice surviving beyond 150 days. These results are consistent with our observations in cell lines, in which we observed that treatment with TMZ led to transient increase in the levels of NKG2D stress ligands. We believe the increased expression of these stress ligands, in turn, led to increased cytotoxic activity of the DeltEx DRI gamma-delta T cells. In preclinical studies, we observed that, even in TMZ-resistant tumors, administration of MGMT-modified gamma-delta T cells led to an increase in median and overall survival while sequencing TMZ and gamma-delta T cells showed no benefit.

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

INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

INB-100 is an allogeneic DeltEx product candidate created from healthy donors. The INB-100 product consists of allogeneic, expanded activated gamma-delta T cells. We are developing INB-100 for the treatment of patients with hematological malignancies that are undergoing haploidentical, matched-related HSCT. We are collaborating with Joseph McGuirk, D.O. at the University of Kansas Cancer Center, to conduct an investigator-initiated Phase 1 dose escalation clinical trial of INB-100 to assess the safety and tolerability of INB-100. An expansion cohort is anticipated to follow at the recommended Phase 2 dose. We expect to enroll up to 18 patients evaluable for dose-limiting toxicity in the dose escalation portion of this trial. As of December 31, 2022, we have treated six patients in this trial with all six patients remaining in morphologic complete remission, or CR, including two patients for periods greater than two years and one patient for a period greater than 1.5 years.

Hematological Malignancies Overview

Hematological malignancies are characterized by an abnormal and excessive proliferation of malignant hematopoietic cells in the marrow. In some patients, these cancerous cells proliferate rapidly, requiring urgent treatment. These include AML, ALL, chronic myeloid leukemia in blast phase and myelodysplastic syndromes, or MDS. There are few curative treatment options for these patients once they have progressed on standard-of-care first line therapies. One of the most effective is allogeneic HSCT, where the patient’s blood forming cells, including cancerous cells, are first destroyed using chemotherapy, radiation or a combination of both. The patient then receives new bone marrow stem cells from a healthy donor to repopulate their hematopoietic system.

Allogeneic Hematopoietic Stem Cell Transplantation Overview

HSCTs are generally for patients with various hematological malignancies where additional therapy can lead to longer-term durability and survival. As depicted in Figure 20 below, the number of HSCT procedures has been increasing over the last 20 years, with more than 8,000 patients treated in the United States in 2020.

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

Figure 20. Number of Allogeneic HCTs in the US by Donor Type

In some cases, a donor can be identified who is a close relative and in other cases it may be someone who volunteered to be included in a national donor registry. Because of underrepresentation of the HLA alleles found in many ethnic groups, the probability of identifying a donor with a full match varies widely. Up to 75% of patients of White European descent can find a donor with a full match, but that number drops to 19% for African American patients. Patients who cannot find a fully matched donor must either accept a non-ideal match, which is associated with a higher risk of GvHD, or forgo HSCT entirely. Haploidentical, or partially matched donors, who are relatives, that share alleles with the transplant recipient provide one option for patients lacking a matched donor and are the fastest growing type of HSCT in the U.S.

Our Solution — INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

We are developing INB-100, an expanded and activated gamma-delta T cell product, with the goal of testing the safety of allogeneic gamma-delta T cells and improving overall survival in patients with hematological malignancies who have undergone allogeneic HSCT. We believe that supplementing the patient’s immune system with allogeneic gamma-delta T cells will lead to reduced incidence of relapse and improved survival in these patients.

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

To produce INB-100, we developed a functionally closed manufacturing process that is designed to routinely and cost effectively generate the quantities of the cells required for the treatment of patients. Initially we utilized the manufacturing facility at the University of Kansas Cancer Center, the site of our Phase 1 dose-escalation trial with INB-100. We have since shifted our manufacturing to the GMP facility at UAB, in which we have contracted access for several years, to streamline the process and centralize manufacturing. We have implemented manufacturing process improvements which were included in recent IND modifications that we believe could substantially increase the yield and the number of gamma-delta T cells.

Phase 1 Clinical Trial of INB-100

We are conducting an investigator-initiated Phase 1 dose escalation trial of INB-100 in patients with hematologic malignancies who are undergoing allogeneic haploidentical HSCT. The primary endpoints of this trial are safety and tolerability, and secondary endpoints include rates of acute and chronic GvHD, relapse rate and overall survival. Following completion of the dose escalation phase, which we currently expect to be completed in 2023, clinical data will determine if further expansion to enroll up to a total of 18 patients is warranted in patients with hematologic malignancies.

INB-100 is prepared from donor peripheral blood cells, while in parallel, patients undergo HSCT using donor bone marrow. As depicted in Figure 21 below, INB-100 cells are administered post-engraftment with the goal of providing immunity during the period of immune cell reconstitution.

2
Non-mobilized apheresis
Gamma-Delta T cell activation and expansion
(zoledronate + IL-2)
Alpha-Beta T cell depletion
Cryopreservation
Graft 2
Activated Gamma-Delta T Cells
Haploidentical donor
Infused Gamma-Delta T cells
1
Bone Marrow
Graft 1
BM (CD34+)
Fludarabine + Cyclophosphamide + Radiation pre-treatment
Post-transplant Cyclophosphamide

Figure 21. INB-100 Administration

As depicted in Figure 22 below, patients are initially treated using a standard HSCT protocol, originally developed at Johns Hopkins University, or the Hopkins protocol, under which these patients undergo non-myeloablative reduced intensity conditioning regimen using chemotherapeutic agents that destroy their tumor cells as well as their healthy immune cells and post-transplant cyclophosphamide to reduce GvHD. They then undergo allogeneic bone marrow transplant. Prior to the bone marrow transplant, donors undergo leukapheresis to provide the starting material for INB-100 at least seven days prior to transplant. The INB-100 starting material will then be prepared and cryopreserved. After approximately 15 to 20 days, hematopoietic stem cells from the donor engraft in the patient’s bone marrow and begin reconstituting the immune system. While the Hopkins protocol has decreased the risk of GvHD, there is also a reduced anti-leukemic effect. Accordingly, the rate of leukemic relapse is approximately 51% at one year and even greater in those patients with high-risk and/or complex cytogenetics. Within five days of neutrophil engraftment, our INB-100 product candidate will be thawed and administered as a single weight-based dose, leading to an increase in the levels of gamma-delta T cells and potentially providing greater anti-leukemic effect and delaying relapse.

Figure 22. The Projected Composition of Patient's Systemic Immune Cells in the INB-100 Phase 1 Trial

As represented in Figure 23 below, as of December 9, 2022, six patients have been enrolled in this trial and infused with INB-100, our DeltEx Allo therapeutic candidate. Six subjects were dosed with INB-100 and one subject (Patient 001) died prior to receiving INB-100 due to cardiogenic shock most likely from post-HSCT cyclophosphamide while two others were unable to be treated due to an inability to generate adequate product. One patient was dosed with a suboptimal dose of cells and not considered evaluable for safety or efficacy but has been the only patient who received any INB-100 who has relapsed and/or died to date. The four patients treated in Cohort 1 with relapsed AML demonstrate that allogeneic gamma-delta T cell therapy has a manageable toxicity profile with the potential for durable remissions in high-risk patients. Three subjects who have been followed for more than one year, remain in morphologic CR at 31.9, 29.5 and 17.8 months, respectively as of the last update on December 9, 2022 at the American Society of Hematology Annual Meeting. Patient 007 treated in Cohort 1 remains in CR at 3.5 months while two additional patients treated in Cohort 2 (receiving a dose of 3x106 cells/kg) remain in CR at 1.4 and 1.2 months, respectively.

INB-100 continues to demonstrate a manageable safety profile to-date, with no dose-limiting toxicities, no treatment-related grade 3 or greater adverse events, and no cytokine release syndrome or immune effector cell-associated neurotoxicity syndrome, or ICANS. All patients have sustained steroid responsive grade 1-2 skin GvHD while three patients reported grade 1-2 gastrointestinal GvHD that resolved with steroid therapy. No events of grade 3 or greater GvHD, cytokine release syndrome or ICANS has been observed.

We expect to complete enrollment of the Phase 1 clinical trial and determine the RP2D in 2023, with updated results throughout 2023 and topline results in 2024.

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

Future Development for Our Lead Product Candidates

Our goal is to ultimately treat solid tumor cancers with an allogeneic cellular immunotherapy. Delivering a previously manufactured and cryopreserved therapeutic product from donor to patient could have the ability to create a product that is produced and sold as “off-the-shelf.” We believe this could improve the availability of cell therapy products, as well as potentially reduce the cost of the product to both us and to the patients. Ultimately a donor-derived product may be superior to a patient-derived product, as cells can be harvested and manufactured from younger, healthy individuals who do not have a potentially immune-suppressive tumor impacting the function of their immune cells. The goal of an allogeneic delivered product for solid tumor cancers is complex and we are not aware of any solid tumor cancers currently treated with transplant or lymphodepletion protocols.

The necessity to add transplant and lymphodepletion protocols increases the complexity of treatment due to the risk of potentially fatal GvHD from HLA-mismatched cells in the solid tumor setting. Further, this may also bring to question the direct impact of the lymphodepleting regimen such as flu/cy on the tumor itself. In our INB-200 program for GBM, the standard-of-care chemotherapy with TMZ is our lymphodepleting regimen and has been in use in this setting for over 18 years.

To reach our goal of advancing toward an allogeneic genetically modified product candidate for solid tumors, we are currently pursuing two ongoing Phase 1 clinical trials that could provide the data required for applicable regulatory filings. INB-100 is an unmodified, allogeneic product candidate tested in the transplant setting, results from which will help assess the risk of GvHD from HLA-mismatched gamma-delta T cells, or potentially any residual alpha-beta T cells that may remain. INB-200 is an autologous, genetically modified gamma-delta T cell product candidate that tests the safety and efficacy of our DRI approach in our first solid tumor indication. Our goal is to combine the prior safety data from both of the ongoing clinical trials for INB-200 and INB-100 in order to create the regulatory package for INB-410, an allogeneic-sourced product for the treatment of GBM and other solid tumor cancers.

Our Additional Product Candidates

INB-400 (Autologous) / INB-410 (Allogeneic): Drug-Resistant Gamma-Delta T Cells

INB-400 and INB-410 are being designed to assess the relative risk-benefit ratio of allogeneic versus autologously derived genetically modified gamma-delta T cells for treatment patients with GBM, including patients with newly diagnosed GBM and will also assess the activity of allogeneic cells in the relapsed setting. The INB-400 and INB-410 trials will have three cohorts (as represented in Figure 24 below).

Figure 24. Proposed Clinical Trial Design for INB-400 / INB-410

One cohort consisting of INB-400 (Arm A), will further develop the safety and efficacy profile of autologously delivered modified gamma-delta T cells administered to patients with newly diagnosed GBM. In addition, we will generate initial safety data on the INB-410 DeltEx DRI allogeneic cells administered to relapsed GBM patients (Phase 1b). If the initial safety cohort establishes the safety of this modality, two cohorts of patients with either relapsed disease (Arm B) or newly diagnosed disease (Arm C) will receive allogeneic gamma-delta cells (as represented in Figure 25 below). The primary goal of this trial is therefore threefold. First, it will establish the safety of allogeneic, genetically modified gamma-delta T cells. Second, it will assess the efficacy of these cells in treating patients with relapsed GBM and finally, it will assess the relative benefit and risk of treating newly diagnosed GBM patients with either allogeneic or autologous genetically modified gamma-delta T cells. While allogeneic product is likely to have more anti-tumor activity, the clinical activity noted with autologous product needs further elaboration and validation. In addition, the value of an autologous product lies in the paucity of allogeneic donors for all patients, the potential for greater cell persistence and potential cross talk between cell types. Given our experience with INB-100 and the available preclinical data, we expect a low rate of GvHD with the allogeneic product but given the novelty of intracranial delivery of allogeneic cells, the company intends to mitigate risk by also continuing development of the autologous product which appears to have manageable safety while providing evidence of clinical activity. We submitted an IND for the autologous drug product (INB-400) in late 2022, for which clearance was received within the initial 30-day review period by the FDA. With additional funding, we currently expect to submit a supplemental IND supporting the allogeneic drug product (INB-410) in the second half of 2023.

Figure 25. INB-400 Allogeneic Administration

INB-300: Drug-Resistant CAR Gamma-Delta T Cells

INB-300 is our DeltEx DRI and nsCAR gamma-delta T cell preclinical product candidates that combine our expertise in gamma-delta T cells, our DeltEx DRI technology and a novel CAR directed against novel antigen targets. While we have developed a classical signaling CAR-T construct which is cytotoxic, we have also designed novel nsCAR constructs that omit the CD3z signaling domain. This nsCAR allows the modified gamma-delta cells to better traffic to the tumor cells expressing an antigen targeting receptor but maintains their endogenous receptors that recognize cellular stress ligands. This enables the cells to utilize their full range of antitumor killing receptors to recognize and kill tumor cells, rather than over-riding these functions and restricting them to recognizing a single antigen transmitted through the CAR, which is typical in a classical signaling CAR. This non-signaling strategy also incorporates a significant safety advantage in that off-target CAR binding of cells that are not expressing high levels of NKG2D or TCR antigens, i.e., healthy normal tissue, would not result in activated cell killing and thus avoid an unintended cytotoxic response as shown in Figure 26 below, published in the Nature.com article “T cells without limitation” in March 2023.

Additionally, this CAR construct can also incorporate the gene for MGMT from our DeltEx DRI candidate or designed to also secrete cytokines such as IL-15. Thus such nsCAR constructs can be designed to confer both TMZ- resistance and tumor-targeting capability to transduce gamma-delta T cells. Early data show that our new constructs are capable of serial killing of cancer cells, generated synergies with significantly greater CD69 activation than expected from the activity of a single antigen binding domain as well as increased persistence.

Figure 26. INB-300, a DeltEx Non-Signaling CAR Constructs

INB-500: Induced Pluripotent Stem Cell (iPSC) Derived Gamma-Delta T cells

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf‘ innate cell therapies. Allogeneic cell therapies offer two distinct and mutually exclusive potential benefits: (i) the ability to treat a cancer patient with cells derived from a younger, healthy individual that likely has greater killing ability, or cytotoxicity, and (ii) the potential ability to replicate billions of cells to treat multiple patients from a single clone derived from a single donor that can be stored and delivered “off-the-shelf.” We are testing these potential benefits separately. While our INB-100 program will test and compare the activity of autologous versus allogeneic cells, there remain limits to the expansion capabilities of primary derived gamma-delta T cells. To overcome these limits, we have advanced INB-500, our gamma-delta T cell program based on cells derived from iPSCs.

Cell expansion and therapeutic doses are generally limited by total starting cell count available from a donor, body mass of the recipient, T cell exhaustion during expansion, biologic replication limits due to the Hayflick phenomenon and telomere shortening and limits imposed by regulators due to the potential for cellular transformation. Pharmaceutical guidelines exist to track in vitro cell age as there are phenotypic and genotypic changes that occur with increasing cellular passages and population doubling cycles. Sponsors are required to establish criteria for an upper limit to population doubling level of cells used for production for clinical use. By re-programing cells into a pluripotent, stem-like state, they gain the potential for near unlimited replication. Such cells can be replicated and subsequently differentiated into specific cell lineages, including gamma-delta T cells. To date, we are one of only two companies to have publicly demonstrated an ability to produce gamma-delta T cells from iPSCs. In addition, we believe we are the only company to have demonstrated the ability to derive both Vdelta1+ and Vdelta2+ gamma-delta T cells from iPSCs. We have demonstrated a reproducible expansion process and the ability to genetically engineer our iPSC derived gamma-delta T cells. iPSC derived gamma-delta T cells enable the ability to genetically edit cells and pick specific clones with nearly 100% of cells expressing the gene of interest and to avoid random insertions and/or deletions that can potentially occur with lentivector transductions. Our processes are cell and serum free, and we continue to further develop our expansion capabilities of each subclone and the characterization of such cells.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our current product candidates. We currently rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, active pharmaceutical ingredients, lentiviral vectors and finished product for our preclinical research and clinical trials. We have agreements with academic GMP cell therapy labs to manufacture product candidates for our Phase 1 and Phase 2/3 clinical trials. The multi-year agreements allow our medical technologists direct access to the facilities to assist and operate alongside the GMP facility staff. The agreements provides for manufacturing on a per-patient basis. We intend to enter into agreements with third-party manufacturers and/or facilities for future production. We are analyzing the feasibility and costs of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

The field of gamma-delta T cells is growing rapidly. Our competitors in the field of allogeneic and gamma-delta T cell therapy include Acepodia USA, Adicet Bio, Inc., Allogene Therapeutics, Inc., American Gene Technologies International Inc., Astellas Pharma US, Inc., Avalon Globocare Corp., Century Therapeutics, Inc., CytoMed Therapeutics Pte Ltd, Editas Medicine, Inc., Enochian BioSciences, Inc., Eureka Therapeutics, Inc., Gadeta BV, ImCheck Therapeutics SAS, Immatics Biotechnologies GmbH, Janssen Pharmaceuticals, a division of Johnson & Johnson, Kiromic Biopharma, Inc., LAVA Therapeutics N.V., Leucid Bio Ltd, PhosphoGam Inc., Sandhill Therapeutics, Inc., Shattuck Labs, Inc., Takeda Pharmaceuticals USA, Inc., TC BioPharm Limited, TCR2 Therapeutics Inc. (which is in the process of a business combination with Adaptimmune Therapeutics plc) and The Bristol-Myers Squibb Company, several of which have initiated clinical trials. Our gamma-delta T cell product candidates may also compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T cells and dendritic cells.

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

As of December 31, 2022, we owned, co-owned or exclusively licensed three issued U.S. patents, four issued European patents, six other issued foreign patents, eight pending U.S. applications, one pending PCT application and 45 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

INB-200 and Immune Checkpoint Inhibitor Combination Therapy

We co-own one pending U.S. patent application, one issued Australian patent, one issued New Zealand patent, and eight other national stage patent applications including a European regional phase application with The UAB Research Foundation. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 in combination with immune checkpoint inhibitor therapies. Patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

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

INB-100

Pursuant to the UABRF license agreement, we have licensed one U.S patent application, one issued Japanese patent, one issued Singaporean patent and nine foreign national-stage applications, including a European regional phase application. These patent applications contain claims or supporting disclosures directed to the INB-100 composition of matter and to methods of treating diseases of interest using INB-100. Patents issuing from these patent applications, if any, are expected to expire in 2036, without accounting for potential patent term extensions and adjustments.

INB-300

Pursuant to the UABRF license agreement, we have also licensed one issued U.S. patent, one pending U.S. patent application and nine foreign national-stage applications, including a European regional phase application. These patent applications contain claims or supporting disclosures directed to the INB-300 composition of matter and to methods of treating diseases of interest using INB-300. Patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

We also own one pending U.S. application, a PCT application, and a Canadian patent application that contains claims or supporting disclosures directed to additional INB-300 compositions and to methods of treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2042, without accounting for potential patent term extensions and adjustments.

INB-500

We own one provisional patent application that contains claims and supporting disclosures for methods of generating, producing and genetically modifying iPSC gamma-delta T cells and to methods of use including treating diseases of interest.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In addition, many states and foreign jurisdictions have enacted analogous versions of these laws. For example, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Further, some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. In particular, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, provides new data privacy rights for consumers and new operational requirements for companies. Under the CCPA, covered businesses must provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties (of up to $7,500 per violation) and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, which became effective on January 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention, expands the types of data breaches that are subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law.

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

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Additionally, if any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant civil, criminal and administrative sanctions, including exclusion from government funded healthcare programs.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013. Additionally, due to subsequent legislative amendments to the statute, the reductions will stay in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Congress is also considering drug pricing as part of other health reform initiatives. Further, at the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Human Capital

As of December 31, 2022, we had 26 full-time employees, of whom 20 were primarily engaged in research and development activities. A total of eight employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Summary of Selected Risk Factors Associated with Our Business

The following is a summary of the principal risks associated with an investment in our common stock:

•
There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
•
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
•
The report of our independent registered public accounting firm for the years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
•
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•
Our ability to raise capital may be limited by applicable laws and regulations.
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
•
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
•
We currently store our gamma-delta T cells and biologic correlative and research specimens from clinical trials and development programs and clinical lentivectors at our research and development facilities and at the facilities of our clinical and/or manufacturing partners, and any damage or loss to our storage freezers and/or facilities from natural disasters or otherwise would cause delays in replacement, and our business could suffer.
•
We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing, or our clinical trials and our business could suffer.
•
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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our President and Chief Executive Officer, and Dr. Lawrence Lamb, our Chief Scientific Officer, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
•
Actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, standards and other requirements could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
•
Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions, such as the Russia-Ukraine war, may have serious adverse consequences on our business, financial condition and share price.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Risks Related to Our Financial Position and Capital Needs

There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. As of December 31, 2022, we had $18.2 million in cash, which will not allow us to fund our operations past mid-July of 2023, which includes reserves for all necessary winddown expenses. Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including debt or equity financings or other arrangements.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, our product candidates and advance our other programs. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Other unanticipated costs may also arise. Because the design and outcome of our ongoing and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Moreover, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress, costs and results of our ongoing preclinical studies and clinical trials of our product candidates;
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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Russia-Ukraine war. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, if at all. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or explore other strategic options for our product candidate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

The report of our independent registered public accounting firm for the years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the years ended December 31, 2022, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $28.5 million and $14.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $61.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct our current and future clinical trials for our product candidates;
•
continue to develop and advance our preclinical product candidates;
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

Our ability to raise capital may be limited by applicable laws and regulations.

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing our product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-200, INB-100 and INB-400, business planning and raising capital. Other than INB-200, INB-100 and INB-400, all of our research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, multi-center pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to 10 years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-200, INB-100, and INB-400, in our ongoing clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-200, INB-100 and INB-400, in ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-100, INB-200 and INB-400 are our only product candidates in clinical trials. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

From time to time, we may publish interim, “topline” or preliminary data from our clinical trials. Interim, “topline” or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, “topline” and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “topline” and preliminary data should be viewed with caution until the final data are available. Differences between interim, “topline” and preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, “topline” or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Our DeltEx product candidates utilize novel approaches to cell therapies, including cancer treatment, which presents significant challenges to successfully develop, manufacture and commercialize our product candidates.

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-100, INB-200 and INB-400 product candidates, as well as our additional drug-resistant immunotherapy, or DRI, gamma-delta T cell preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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

Additionally, we are the first company to advance a genetically modified gamma-delta T cell product candidate, INB-200, which we are currently developing for the treatment of certain solid tumors, into the clinic. The manufacture of our cell therapies involves complex processes, including, for INB-100, where blood cells are isolated from an allogeneic donor via leukapheresis, gamma-delta T cells are expanded and activated, and other cells are removed through magnetic separation and then cryopreserved. For INB-200, blood cells are isolated from the patient via leukapheresis, the gamma-delta T cells are transduced, expanded and activated, and, if required, other cells are removed through magnetic separation prior to cryopreservation.

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-200, INB-100, INB-400 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in “Risks Related to Manufacturing and our Dependence on Third Parties,” including “—Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.”

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

The clinical and commercial utility of our DeltEx platform is uncertain and may never be realized. Additionally, certain aspects of the function and production of gamma-delta T cells are poorly understood or currently unknown and may only become known through further preclinical and clinical testing.

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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen, or HLA, types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease, or GvHD, if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we have observed grade 1 and/or 2 GvHD in all patients treated with INB-100 to date. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. While we have observed grade 1/2 GvHD that has been responsive to steroids treatment, we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, an allogeneic or an “off-the-shelf” product may not be attainable, which would prevent the further advancement of our INB-100 allogeneic product candidate and adversely affect our business and current development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, our ongoing Phase 1 trials for INB-200, INB-100 and INB-400 involve studying a relatively small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

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
•
the impact of a future public health crisis, which may slow potential enrollment, impact hospital clinical and/or administrative support staff, reduce the number of eligible patients for clinical trials, or reduce the number of patients that remain in our trials;
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
•
the ability to obtain and maintain patient consents due to various reasons, including but not limited to, patients’ unwillingness to participate due to public health crises;
•
the risk that enrolled subjects will drop out, develop complications or die before completion of the trial;
•
the ability to develop and provide appropriate screening, product characterization and release assays;
•
patients failing to complete a clinical trial or returning for post-treatment follow-up;
•
our ability to manufacture the requisite materials for a patient and clinical trial; and
•
inability of clinical sites to enroll patients as health care capacities are required to cope with natural disasters, epidemics or other health system emergencies.

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

To date, we have only tested INB-200 and INB-100 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing. As we continue developing our lead product candidates and initiate clinical trials of our additional product candidates, SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

We may seek breakthrough therapy or Fast Track designations and may pursue accelerated approval for INB-100, INB-200, INB-400 and some or all of our other and future product candidates. Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include intensive guidance on an efficient drug development program, beginning as early as Phase 1, organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough therapy designation does not change the standards for product approval. There can be no assurance that we will receive breakthrough therapy designation for any product candidate or any particular indication.

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

We may seek orphan drug designation for INB-100, INB-200, INB-400 and some or all of our other or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor's products and/or programs such as claims that cell-based immunotherapy is unsafe, unethical, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Some of our product candidates, including INB-200, INB-300 and INB-400, are genetically engineered human cells, and the process of manufacturing such product candidates, as well as the lentiviral vectors, is complex, highly regulated, variable and subject to numerous risks. Manufacturing our product candidates involves harvesting cells from a donor, isolating cells via leukapheresis, activating and expanding the gamma-delta T cells, cryopreservation, testing, storage and eventually shipment and infusion of the cell product into the patient’s body.

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

Although we endeavor to build a manufacturing facility in the future, we do not currently own any facility that may be used as our clinical or commercial-scale manufacturing and processing facility and expect that we will rely on outside vendors for at least a portion of the manufacturing of our cell therapy product candidates that we develop. For example, in September 2022, we announced a partnership with the Dunbar CAR-T Cell Program at the University of Louisville as the manufacturing center for our INB-400 clinical program. The facilities used by our partners and contract manufacturers must be submitted and disclosed to the FDA or other foreign regulatory agencies and may be selected for inspection or audit following the submission of an application to the FDA or other foreign regulatory agencies. To the extent that we engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with confidentiality agreements and the cGMP requirements for the manufacture of our product candidates. We have not yet had any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that meet specifications are capable or safe and effective. If such contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not agree that these facilities for the manufacture of our product candidates are acceptable or if it withdraws any such approval or acceptance in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

We currently store our gamma-delta T cells and biologic correlative and research specimens from clinical trials and development programs and clinical lentivectors at our research and development facilities and at the facilities of our clinical and/or manufacturing partners, and any damage or loss to our storage freezers and/or facilities from natural disasters or otherwise would cause delays in replacement, and our business could suffer.

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

We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing, and our clinical trials and our business could suffer.

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will only cover approximately 33 patients and an additional large manufacturing run is currently expected to be completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as public health crises, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

For example, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities. The FDA has since resumed certain on-site inspections subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in the past. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates INB-200, INB-400/INB-410 and INB-100 are dependent on our license agreements with The UAB Research Foundation, or UABRF, Children's Healthcare of Atlanta, Inc., or CHOA, and Emory University, or Emory, together with UABRF and CHOA, the “Licensors.” pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-100, INB-200, INB-300, INB-400 and INB-410. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 10 in our financial statements contained elsewhere in this Annual Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of December 31, 2022, we owned, co-owned or exclusively licensed three issued U.S. patents, five issued European patents, six other issued foreign patents, eight pending U.S. applications, one pending PCT application and 45 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our President and Chief Executive Officer, and Dr. Lawrence Lamb, our Chief Scientific Officer, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.

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

As of December 31, 2022, we had 26 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which are outside our control). As a result, if and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

Under current U.S. federal tax law, NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of these carryforwards is limited. Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities.

It is uncertain if and to what extent various states will conform to the federal law. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase the state taxes owed.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2022.

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

Certain aspects of how gamma-delta T cells are processed and administered may increase our exposure to liability. Medical personnel administer gamma-delta T cells to patients in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other cell products, such as T cells and stem cells, including blood clots, infection and mild to severe allergic reactions. Additionally, gamma-delta T cells or components of our gamma-delta T cell therapy may cause unforeseen harmful side effects. For example, a patient receiving gamma-delta T cells could have a severe allergic reaction, severe graft versus host disease, cytokine release syndrome, or could develop an autoimmune condition to materials infused with gamma-delta T cells.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Russia-Ukraine war, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. The Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Risks Related to the Ownership of Our Common Stock

An active trading market for our common stock may not continue to be developed or sustained, and you may not be able to sell your shares quickly or at the market price.

Although our common stock is traded on the Nasdaq Stock Market LLC, the liquidity in our common stock on that stock market remains thin. If an active trading market for our common stock does not continue to be developed or sustained, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock is volatile and may fluctuate substantially, and you could lose all or part of your investment.

The market price of our common stock is volatile. The stock market in general, and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by, among other factors:

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of recent bank closures, public health crises or geographical tensions and wars, such as the Russia-Ukraine war; and
•
investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

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

Based upon shares of our common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 64% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

•
provide that our directors may be removed for cause only upon the vote of at least 66 2∕3% of our outstanding shares of voting stock;
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

General Risk Factors

Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine war, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain, manufacturing and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. We have diversified our cash between several banking institutions in an attempt to minimize exposure. However, the FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank. We currently have cash deposited in certain financial institutions significantly in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business and financial condition. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an EGC until the end of the fiscal year following the fifth anniversary of our initial public offering, or IPO. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 3,900 square feet of office space for our principal executive offices in New York, New York, under an operating lease that expires on February 28, 2027, with no renewal option to renew for an additional period upon the expiration of this lease. We are also leasing approximately 9,000 square feet of space located in the Martin Biscuit Building in Birmingham, Alabama. The lease is a 63-month term, expiring on February 28, 2026 and has an option for a five-year extension. We developed approximately 5,250 square feet of this space as laboratory space, as well as approximately 3,700 square feet as office and conference space. Our Birmingham facilities are both located within Qualified Opportunity Zones as defined in Section 1400Z-2 of the Internal Revenue Code. We will seek to use commercially reasonable efforts to expand our facilities within Qualified Opportunity Zones as long as it remains consistent with the best interests of the Company. We believe that our facilities are adequate to meet our current needs and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Stock Market LLC under the symbol “INAB” on July 30, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 29, 2023, there were approximately 37 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Use of Proceeds from the Initial Public Offering of Common Stock

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of the date of this Annual Report on Form 10-K, we have used $23.7 million of the proceeds from the IPO.

Issuer Purchases of Equity Securities

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, iPSC and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero─the elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it’s our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

Pursuant to a company-sponsored investigational new drug application, or IND, cleared by the FDA in late 2022, we plan to initiate a Phase 2 clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed GBM, in the second half of 2023. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients across multiple centers across the country. We expect this will confirm the efficacy signal suggested by the investigator initiated trial INB-200. We are also seeking to complete two on-going Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed GBM and INB-100 for the treatment of patients with high-risk hematologic malignancies that are undergoing allogenic hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023 and long-term follow-up in 2024. For INB-100, we expect to complete enrollment of the Phase 1 clinical trial and determine the RP2D in 2023, with updated results throughout 2023 and topline results in 2024. In addition, in the second half of 2023 we plan to submit an IND to initiate our Phase 1b clinical trial of INB-410 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated gamma-delta nsCAR construct. We expect to present additional preclinical data demonstrating our proof-of-concept and the ability for a nsCAR construct to distinguish between tumors and healthy tissue the AACR annual meeting in 2023.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We intend to continue to advance our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications, which we expect to announce in the first half of 2023. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years.

In August 2022, we completed an underwritten public offering of 5,663,686 shares of common stock at a price to the public of $1.90 per share, resulting in net proceeds of $9.4 million, after deducting underwriting discounts, commissions and offering expenses.

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an at-the-market offering, or ATM, program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and Truist Securities, Inc., or Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. For additional information, see “—Liquidity” below.

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities. Through December 31, 2022, we raised an aggregate of $86.5 million of gross proceeds from the sale of our securities, including through our IPO, August 2022 follow-on offering and November 2022 ATM transaction utilization.

Going Concern

We have not yet generated product sales and as a result have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company, and, based on our business strategy, our existing cash of $18.2 million as of December 31, 2022 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past mid-July of 2023, which includes reserves for all necessary winddown expenses. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including to explore other strategic options, continue to further reduce operating expense or to delay, reduce the scope of, discontinue or alter our research and development activities.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$14,062	$7,347	$6,715
General and administrative	14,459	7,306	7,153
Total operating expenses	28,521	14,653	13,868
Loss from operations	(28,521)	(14,653)	13,868
Net loss	$(28,521)	$(14,653)	$13,868

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Direct research and development expenses:
INB-100	$266	$180	$86
INB-200	842	837	5
INB-400	4,378	—	4,378
Unallocated expenses
Preclinical	118	1,637	(1,519)
Personnel expenses (including stock-based compensation)	5,871	3,407	2,464
Facility-related and other	2,587	1,371	1,216
R&D credit income	—	(85)	85
Total research and development expenses	$14,062	$7,347	$6,715

Research and development expenses were $14.1 million for the year ended December 31, 2022, compared to $7.3 million for the comparable prior year period, an increase of $6.7 million. Third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial accounted for $4.3 million of the increase. Personnel-related costs, including salaries, benefits and stock-based compensation increased $2.5 million as a result of the increase our headcount. Facility related and other costs increased $1.2 million due primarily to general increases in research and development activities in connection with program development and higher allocations due to the increase in headcount over the prior year, which was partially offset by a decrease in preclinical costs related to INB-300 and INB-500.

General and Administrative Expenses

General and administrative expenses were $14.5 million for the year ended December 31, 2022, compared to $7.3 million for the comparable prior year period. The increase of $7.2 million was primarily due to increases in professional services, facility related and other costs, and personnel expenses. Professional services increased $2.6 million due to higher utilization of consultants, as well as increases in audit, accounting and legal service fees as a result of our ongoing public company obligations. Facility-related and other costs increased $2.6 million, primarily due to higher insurance costs related to being a public company and other general expenses in support of our increased headcount. Personnel costs increased $2.0 million due to the increased headcount and stock-based compensation expense.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash of $18.2 million. To date, we have funded our operations primarily with proceeds from various public and private offerings of our common and preferred stock, including through our follow-on offering completed in August 2022 and through the ATM transactions completed in 2022. Through December 31, 2022, we have raised an aggregate of $86.5 million of gross proceeds from the sale of our securities. Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100, INB-200, INB-400 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. Without additional capital, we do not expect our cash will be sufficient to fund our projected operating requirements or allow us to fund our operating plan past mid-July 2023, which includes reserves for all necessary winddown expenses.

Going Concern

Our financial statements for the year ended December 31, 2022 have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and as a result have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company, and, based on our business strategy, our existing cash of $18.2 million as of December 31, 2022 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past mid-July of 2023, which includes reserves for all necessary winddown expenses. Accordingly, the report from our independent registered public accounting firm for the year ended December 31, 2022 includes an explanatory paragraph stating that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. Our existing cash will not allow us to fund our operations past mid-July of 2023, which includes reserves for all necessary winddown expenses. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including to explore other strategic options continue to further reduce operating expense or to delay, reduce the scope of, discontinue or alter our research and development activities.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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
•
addressing any potential interruptions, delays and/or cost increases resulting from public health crises, and geopolitical tensions, such as Russia-Ukraine war;
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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with the ongoing Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Since inception, we have not generated any product revenue and have incurred net losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for the foreseeable future, if at all. It is likely that we will seek third-party collaborators for the future commercialization of our product candidates that are approved for marketing. However, we may seek to commercialize our products at our own expense, which would require us trefer to noteo incur significant additional expenses for marketing, sales, manufacturing and distribution.

Until such time as we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations from the sale of additional equity or debt financings, or other capital which comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or if at all. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in dilution to our existing stockholders.

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures, the COVID-19 pandemic and other geopolitical tensions, such as the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of December 31, 2022 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of December 31, 2022, we had fixed lease payment obligations of $7.5 million, with $2.0 million payable within 12 months. Refer to Note 14 to our financial statements for additional information.

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

At-the-Market Offering Program

In November 2022, we filed the Shelf Registration Statement with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to the ATM program. We entered into the Sales Agreement with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. As of December 31, 2022, our calculated public float was less than $75.0 million. Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” limitations. As of March 29, 2023, we have sold an aggregate of 435,901 shares of common stock pursuant to the ATM program, resulting in net proceeds of approximately $0.8 million, after deducting underwriting discounts.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(24,121)	$(13,509)
Net cash used in investing activities	(3,705)	(309)
Net cash provided by financing activities	8,988	32,955
Net (decrease) increase in cash	$(18,838)	$19,137

Operating Activities

Cash used in operating activities was $24.1 million during the year ended December 31, 2022, primarily due to our net loss of $28.5 million, partially offset by an increase in our non-cash charges of $4.6 million. Increases in our non-cash charges consisted primarily of $3.5 million in stock-based compensation due to increased employee headcount resulting from growth in our business and $1.0 million in amortization of operating and finance leases.

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

Investing Activities

Cash used in investing activities was $3.7 million during the year ended December 31, 2022, primarily due to completion of the space buildout located in Alabama in the current year.

Cash used in investing activities was $0.3 million during the year ended December 31, 2021, primarily due to construction in progress activity in relation to leasehold improvements to the Alabama leased space.

Financing Activities

Cash provided by financing activities was $9.0 million during the year ended December 31, 2022, primarily due to $9.4 million in proceeds received from the sale of common stock in our follow-on offering completed in August 2022, $0.1 million in proceeds received from our ATM program and $0.1 million from exercise of common stock options, slightly offset by $0.6 million in principal payments of financing leases.

Cash provided by financing activities was $33.0 million during the year ended December 31, 2021, primarily due to proceeds received from the issuance and sale of common stock in our IPO.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience, known trends and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. In making estimates and judgments, management employs critical accounting policies.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Critical Accounting Policies

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our financial statements located elsewhere in this Annual Report on Form 10-K. We have listed below our critical accounting estimates and accounting policies that we believe to have the greatest potential impact on our financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

Stock-Based Compensation

We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as an expense over the requisite service period which is generally the vesting period. In the periods prior to the IPO, the determination of fair value of our common stock required significant judgment. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

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

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the year ended December 31, 2022 that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on the financial statements.

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

We may take advantage of these exemptions until December 31, 2026 or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million at the closing of our IPO and our annual revenue for 2021 was less than $100 million. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IN8bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IN8bio, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, convertible preferred stock, common stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2017.

Tysons, Virginia

March 30, 2023

IN8BIO, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$18,182	$37,021
Prepaid expenses and other current assets	4,052	1,959
Total Current Assets	22,234	38,980
Non-current assets
Property and equipment, net	4,397	97
Construction in progress	29	403
Restricted cash	252	251
Right of use assets - financing leases	1,691	704
Right of use assets - operating leases	4,181	1,630
Other non-current assets	255	158
Total Non-Current Assets	10,805	3,243
Total Assets	$33,039	$42,223
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$2,091	$395
Accrued expenses and other current liabilities	2,342	1,235
Short-term financing lease liability	682	392
Short-term operating lease liability	707	234
Total Current Liabilities	5,822	2,256
Long-term financing lease liability	811	269
Long-term operating lease liability	3,674	1,515
Total Non-Current Liabilities	4,485	1,784
Total Liabilities	10,307	4,040
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at December 31, 2022 and 2021, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at December 31, 2022 and 2021; 24,545,157 and 18,781,242 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	2
Additional paid-in capital	83,941	70,872
Accumulated deficit	(61,212)	(32,691)
Total Stockholders' Equity	22,732	38,183
Total Liabilities and Stockholders' Equity	$33,039	$42,223

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$14,062	$7,347
General and administrative	14,459	7,306
Total operating expenses	28,521	14,653
Loss from operations	(28,521)	(14,653)
Net loss	$(28,521)	$(14,653)
Net loss per share – basic and diluted	$(1.36)	$(1.47)
Weighted-average number of shares used in computing net loss per common share – basic and diluted	20,967,955	9,969,733

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2020	9,993,727	$34,900	3,764,488	$1	$1,458	$(18,038)	$(16,579)
Issuance of common stock – as a result of IPO, net of issuance costs of $7,685	—	—	4,000,000	—	32,290	—	32,290
Conversion of convertible preferred stock to common stock upon closing of IPO	(9,993,727)	(34,900)	10,990,065	1	34,899	—	34,900
Stock options exercises	—	—	26,689	—	30	—	30
Stock-based compensation expense	—	—	—	—	2,195	—	2,195
Net loss	—	—	—	—	—	(14,653)	(14,653)
Balance at December 31, 2021	—	—	18,781,242	2	70,872	(32,691)	38,183
Issuance of common stock, net of issuance costs of $919	—	—	5,706,686	1	9,541	—	9,542
Stock options exercises	—	—	57,229	—	61	—	61
Stock-based compensation expense	—	—	—	—	3,467	—	3,467
Net loss	—	—	—	—	—	(28,521)	(28,521)
Balance at December 31, 2022	—	—	24,545,157	$3	$83,941	$(61,212)	$22,732

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(28,521)	$(14,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	89
Non-cash stock-based compensation	3,467	2,195
Amortization of financing lease right-of-use assets	461	537
Amortization of operating lease right-of-use assets	495	162
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,093)	(1,876)
Other non-current assets	(97)	(159)
Accounts payable	1,510	(319)
Accrued expenses and other current liabilities	924	554
Short-term operating lease liabilities	112	158
Long-term operating lease liabilities	(526)	(197)
Net cash used in operating activities	(24,121)	(13,509)
Investing activities
Purchases of property and equipment	(3,689)	—
Construction in progress	(16)	(309)
Net cash used in investing activities	(3,705)	(309)
Financing activities
Proceeds from exercise of common stock options	61	30
Proceeds from the issuance of common stock, net of issuance costs	9,542	36,327
Principal payments on financing leases	(615)	(535)
Repayment of loan payable	—	(174)
Payment of deferred offering costs	—	(2,693)
Net cash provided by financing activities	8,988	32,955
Net (decrease) increase in cash and restricted cash	(18,838)	19,137
Cash and restricted cash at beginning of year	37,272	18,135
Cash and restricted cash at end of year	$18,434	$37,272
Supplemental disclosure of non-cash operating, financing and investing information:
Construction in progress included in accounts payable	$13	$94
Property and equipment in accounts payable	$356	$—
Transfer of construction in progress to property and equipment	$403	$—
Conversion of preferred stock - Series A into common stock	$—	$34,900
Right-of-use assets obtained in exchange for financing lease	$—	$309
Right-of-use assets obtained in exchange for operating lease	$—	$969
Initial measurement of financing lease right-of-use assets	$1,448	$—
Initial measurement of operating lease right-of-use assets	$3,046	$1,693
Initial measurement of lease liabilities	$4,286	$1,728

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows Continued

(In thousands)

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31, 2022	December 31, 2021
Cash, end of year	$18,182	$37,021
Long-term restricted cash, end of year	252	251
Cash and restricted cash, end of year	$18,434	$37,272

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Notes to Financial Statements

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma (“GBM”), and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company is currently preparing to initiate patient enrollment in the company-sponsored Phase 2 clinical trial of INB-400 in which autologous genetically modified gamma-delta T cells will be assessed in newly diagnosed GBM patients. With additional funding, the Company is expecting to submit its company-sponsored investigational new drug application and initiate its Phase 1b clinical trial of INB-410 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients in late 2023. Additionally, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing GBM and other solid tumor types.

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

Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common and preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $28.5 million and $14.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $61.2 million.

On August 16, 2022, the Company completed an underwritten public offering of 5,394,737 shares of its common stock at a public offering price of $1.90 per share, for net proceeds of approximately $9.0 million, after deducting underwriting discounts, commissions and offering expenses. On August 19, 2022, the underwriter partially exercised their option to purchase an additional 268,949 shares at the public offering price of $1.90 per share, resulting in additional net proceeds of approximately $0.4 million, after deducting underwriting discounts, commissions and offering expenses, increasing the aggregate net proceeds from the offering to approximately $9.4 million.

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2022, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2022, the Company sold an aggregate of 43,000 shares of common stock under the ATM, resulting in net proceeds of approximately $0.1 million, after deducting underwriting discounts.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company, and, based on the Company’s business strategy, its existing cash of $18.2 million as of December 31, 2022 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements beyond mid-July of 2023, which includes reserves for all necessary winddown expenses. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public equity offerings, including through ATM offerings, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available, the Company will have to significantly delay, scale back or discontinue research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Such estimates and assumptions are used for, but are not limited to, the accrual of research and development expenses, deferred tax assets and liabilities and related valuation allowance, fair value of common stock and stock-based compensation, and the useful lives of property and equipment. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash. All of the Company’s cash is deposited in accounts with major financial institutions. Such deposits are in excess of the federally insured limits.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Significant replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. The estimated useful lives of the Company’s respective assets are as follows:

Estimated Useful Life
Furniture	5 years
Machinery and equipment	3-5 years
Software	3 years
Leasehold improvements	The shorter of the useful life of the leasehold improvement or the remaining term of the lease

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2022 and 2021.

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

Leases

Effective January 1, 2021, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under Accounting Standards Codification (“ASC”) 840, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

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

The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): (i) the Company did not reassess whether any expired or existing contracts are or contain leases; (ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and (iii) the Company did not reassess initial direct costs for any existing leases.

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

Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. On the adoption date, $1.7 million was recognized as total lease liabilities and $1.7 million was recognized as total right-of-use assets on the Company’s balance sheet. Additionally, $0.04 million was recognized as a reduction to prepaid expenses and other current assets and $0.02 million was recognized as a reduction to deferred rent on the Company’s balance sheet.

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

Income Taxes

The Company uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards. These are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The calculation of the income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity. The Company classifies interest and penalty expense related to uncertain tax positions as a component of operating expenses on the statements of operations. As of December 31, 2022, the Company had no accrued interest or penalties.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act. At present, the Company does not expect that the NOL carryback provision or other provisions of the CARES Act has resulted or will result in a material tax benefit to the Company.

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process preferred stock or common stock financings as deferred offering costs until such financings are consummated. As of August 3, 2021, the date of the closing of the Company’s IPO, the Company had deferred offering costs related to the IPO of $4.0 million. After the closing of the IPO, these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Recent Accounting Pronouncements

The Company did not adopt any new accounting guidance during the year ended December 31, 2022 that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that the Company expects to have a material impact on the financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid research and development	$2,562	$49
Prepaid insurance	1,258	1,858
Other	232	52
Prepaid expenses and other current assets	$4,052	$1,959

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Machinery and equipment	$358	$443
Furniture and fixtures	335	—
Software	126	—
Leasehold improvements	3,899	—
Less accumulated depreciation and amortization	(321)	(346)
Property and equipment, net	$4,397	$97

Depreciation and amortization expense was $0.1 million for each of the years ended December 31, 2022 and 2021.

5. CONSTRUCTION IN PROGRESS

Construction in progress consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture	$29	$77
Leasehold improvements	—	200
Internal use software not yet in service	—	126
Construction in progress	$29	$403

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued clinical trials	$253	$196
Accrued compensation	1,460	926
Accrued legal	211	62
Accrued other	418	51
Total accrued expenses and other current liabilities	$2,342	$1,235

7. DEBT

In April 2020, the Company was granted a loan (the “Loan”) in an amount of $0.2 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 16, 2020, matured on April 16, 2022 and bore interest at a rate of 1.0% per annum, payable monthly commencing on November 16, 2020.

Funds from the Loan could only be used for payroll costs, costs to continue group healthcare benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses.

In August 2021, the Company repaid the PPP Loan of $0.2 million in full.

8. STOCKholders' equity

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

In August 2021, upon the closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into 10,990,065 shares of common stock. There were no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Equity Offerings

In August 2022, the Company issued and sold 5,663,686 shares of common stock at a public offering price of $1.90 per share, resulting in net proceeds of $9.4 million, after deducting underwriting discounts, commissions and offering expenses.

ATM Facilities

In November 2022, the Company filed the Shelf Registration Statement with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50 million of common stock may be issued and sold pursuant to the ATM. The Company entered into the Sales Agreement with Cantor Fitzgerald and Truist under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through an ATM pursuant to the effective Shelf Registration Statement. Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2022, our calculated public float was less than $75.0 million.

During the year ended December 31, 2022, the Company sold an aggregate of 43,000 shares of common stock under the ATM resulting in net proceeds of approximately $0.1 million, after deducting underwriting discounts.

9. STOCK-BASED COMPENSATION

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or a committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, (the “IRC”) as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. On January 1, 2022, the shares reserved for issuance was increased to 5,139,062 shares. As of December 31, 2022, 979,502 shares were available for grant pursuant to the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2021 and continuing through January 1, 2031, by the lesser of 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding year; and 400,000 shares, except before the date of any such increase, the Board of Directors may determine that such increase will be less than the amount set forth above. On January 1, 2023, the shares reserved for issuance was increased to 633,264 shares. As of December 31, 2022, no shares of common stock had been issued under the 2020 ESPP and 200,000 shares remained available for future issuance under the 2020 ESPP. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the year ended December 31, 2022:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,306,379	$6.51	8.99	$983
Granted	1,845,682	2.85
Exercised	(57,229)	1.07
Forfeited	(91,538)	6.47
Outstanding at December 31, 2022	4,003,294	$4.90	8.28	$860
Exercisable at December 31, 2022	1,115,004	$6.16	7.89	$195
Options expected to vest as of December 31, 2022	2,888,290	$4.41	8.96	$664

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.85 and $5.41, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at December 31, 2022. The aggregate intrinsic value of stock options exercised in the year ended December 31, 2022 was $0.1 million.

Stock-Based Compensation Expense

For the years ended December 31, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	December 31, 2022	December 31, 2021
Volatility	86.91% - 89.16%	85.67% - 89.15%
Expected life (years)	5.27 - 6.08	5.49 - 6.68
Risk-free interest rate	1.99% - 4.31%	0.66% - 1.32%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,404	$1,014
General and administrative	2,063	$1,181
Total stock-based compensation expense	$3,467	$2,195

No related tax benefits from stock-based compensation expense were recognized for the years ended December 31, 2022 and 2021. As of December 31, 2022, there was $8.3 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.67 years.

10. LICENSE AGREEMENTS

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

In consideration of the license granted under the Emory License Agreement, the Company paid Emory University a nominal upfront payment. In addition, the Company is required to pay Emory University development milestones totaling up to an aggregate of $1.4 million, low-single-digit to mid-single-digit tiered running royalties on the net sales of the licensed products, including an annual minimum royalty beginning on a specified period after the first sale of a licensed product, and a share of certain payments that the Company may receive from sublicenses. In addition, in the event no milestone payments have been paid in certain years, the Company will be required to pay an annual license maintenance fee. The Emory License Agreement also requires the Company to reimburse Emory University for the cost of the prosecution and maintenance of the licensed patents. Pursuant to the Emory License Agreement, the Company is required to use its best efforts to develop, manufacture and commercialize the licensed product and is obligated to meet certain specified deadlines in the development of the licensed products.

The term of the Emory License Agreement will continue until 15 years after the first commercial sale of licensed product, or the expiration of the relevant licensed patents, whichever is later. The Company may terminate the Emory License Agreement at will at any time upon prior written notice to Emory University. Emory University has the right to terminate the Emory License Agreement if the Company materially breaches the agreement (including failure to meet diligence obligations) and fails to cure such breach within a specified cure period, if the Company becomes bankrupt or insolvent or decides to cease development and commercialization of the licensed product, or if the Company challenges the validity or enforceability of any licensed patents.

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

Antidilution Provision

The antidilution provision required the Company to issue additional shares of common stock such that UABRF maintains a 2.5% ownership interest in the Company until it has raised at least $20.0 million through one or more rounds of investment. This provision was fully satisfied as of August 2020, at which time the Company raised an aggregate of $36.6 million through the sale of their securities. Between March 2017 and August 2020, the Company issued UABRF an additional 151,382 shares of its common stock in satisfaction of this antidilution provision.

11. INCOME TAXES

For the years ended December 31, 2022 and 2021, the tax provision (benefit) consisted of (in thousands):

	December 31, 2022	December 31, 2021
Current provision (benefit):
Federal	$—	$—
State	—	—
Total	—	—
Deferred provision (benefit)
Federal	(5,967)	(2,670)
State	1,455	(1,938)
Total	(4,512)	(4,608)
Change in valuation allowance	4,512	4,608
Income tax provision (benefit)	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the Company’s effective tax rate for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
U.S. Federal statutory rate	21%	21%
State taxes, net of federal benefit	0%	10%
Stock-based compensation	-1%	-2%
Other permanent differences	0%	-1%
True up adjustments	-4%	3%
Change in valuation allowance	-16%	-31%
Income tax provision (benefit)	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax assets (liabilities) balance are as follows at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Stock-based compensation	$920	$337
Net operating loss carryforwards and alternative minimum tax credits	9,737	6,803
Lease liabilities	1,234	791
Reserves and accruals	307	304
Intangibles and fixed assets	2,940	1,922
Total deferred tax assets	15,137	10,157
Deferred tax liabilities:
ROU assets	(1,233)	(766)
Total deferred tax liabilities	(1,233)	(766)
Valuation allowance	(13,903)	(9,391)
Deferred tax assets (liabilities), net	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the United States or over 15 years if the activities were performed outside the United States. The Company capitalized approximately $9.8 million of R&D expenses incurred during the year ended December 31, 2022.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $36.6 million, which do not expire. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $25.0 million which will begin to expire in 2039.

The Company has evaluated both positive and negative evidences and determined that negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained. The net change in the valuation allowance for the year ended December 31, 2022 was an increase of $4.5 million.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, there is a risk of an ownership change that could trigger a limitation of the use of the loss carryover. The Company has undertaken a formal IRC Section 382 study as of December 31 2022. Management concluded that the Company did not undergo an ownership change as defined under IRC Section 382(g); all the attributes disclosed in this footnote reflect the conclusion of that study. However, subsequent ownership changes may further limit the Company's ability in the future to utilize its NOLs and other tax carryforwards.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are highly certain of being upheld upon examination. The Company is subject to the U.S. federal and state income taxes with varying statutes of limitations. Tax years from 2018 forward remain open to examination due to the carryover of net operating losses or tax credits.

12. NET LOSS PER SHARE

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

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(28,521)	$(14,653)
Net loss per share—basic and diluted	$(1.36)	$(1.47)
Weighted-average number of shares used in computing net loss per share—basic and diluted	20,967,955	9,969,733

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	3,200,412	1,723,587

13. COMMITMENTS AND CONTINGENCIES

Intellectual Property

The Company has existing commitments to the licensors of the intellectual property which the Company has licensed. These commitments are based upon certain clinical research, regulatory, financial and sales milestones being achieved. Additionally, the Company is obligated to pay a single-digit royalty on commercial sales on a global basis of licensed products under the Emory License Agreement and the UABRF License Agreement. The royalty term is the later of 15 years from first commercial sale or expiration of the last-to-expire component of the licensed intellectual property.

Legal Proceedings

The Company is not currently part to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred costs related to such legal proceedings.

14. FACILITY LEASES

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2022, the Company had three operating leases with required future minimum payments. In applying the transition guidance under ASC 842, the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective dates. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of December 31, 2022, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $255,000 and $141,000 as of December 31, 2022 and 2021, respectively, and are included in other non-current assets on the balance sheets.

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

The Company has an operating lease for office space in New York, New York, with a term that commenced on September 15, 2021, and continues through March 2027. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

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

The Company had a build-to-suit lease agreement with a third party to build out the Company's labs in Birmingham, Alabama, which was substantially completed in December 2022. The agreement had a threshold of $4.0 million of total costs incurred. The costs incurred and classified as property and equipment, net on the balance sheets were $4.1 million as of December 31, 2022.

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $262,000 and $278,000 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2021, approximately $251,000 was included in restricted cash, $10,000 was included in other current assets and $17,000 was included in other non-current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Lease Cost
Amortization of finance right-of-use assets	$461	$537
Interest on finance lease liabilities	53	86
Operating lease cost	731	280
Short-term lease cost	—	460
Total lease cost	$1,245	$1,363

December 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$261
Cash paid for amounts included in the measurement of lease liability – operating leases	$651
Weighted-average remaining lease term – finance leases	2.27 years
Weighted-average remaining lease term – operating leases	4.98 years
Weighted-average discount rate – finance leases	9.7%
Weighted-average discount rate – operating leases	12.1%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at December 31, 2022 (in thousands):

	Financing Leases	Operating Leases
2023	$789	$1,190
2024	566	1,212
2025	302	1,224
2026	—	1,013
2027	—	768
Thereafter	—	421
Total lease payment	1,657	5,828
Less: interest	164	1,447
Total lease liabilities	1,493	4,381
Less: short-term lease liability	682	707
Long-term lease liability	$811	$3,674

15. SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company sold an aggregate of 392,901 shares of common stock under the ATM resulting in net proceeds of approximately $0.7 million, after deducting underwriting discounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the design of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

In 2022, we implemented the first phase of our enterprise resource planning software, NetSuite, as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years as the Company grows and as we move towards commercialization. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. We expect NetSuite to continue to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. As we are still in the process of implementing these additional phases, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2022.

Other than as discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2023 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.in8bio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance–Board Independence” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding accounting fees and services required by this item will be contained in our 2023 Proxy Statement in Proposal 2 under the captions “–Independent Registered Public Accounting Firm Fees” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto included in Item 8 of Part II hereof.

(a)(3) Exhibits

The exhibits required to be filed or furnished as part of this report are listed in the Exhibit List set forth below.

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

4.3	Description of the Registrant’s Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).
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

10.19+

Employment Agreement between Registrant and Trishna Goswami, dated October 7, 2021 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022)

10.20+

Employment Agreement between Registrant and Patrick McCall, dated January 20, 2021 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

10.21+	Employment Agreement between Registrant and Kate Rochlin, dated December 21, 2020.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

† Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN8bio, Inc.

March 30, 2023	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

March 30, 2023	By:	/s/ Patrick McCall
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

Name	Title	Date

/s/ William Ho	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
William Ho

/s/ Patrick McCall	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2023
Patrick McCall

/s/ Alan S. Roemer	Chairman of the Board of Directors	March 30, 2023
Alan S. Roemer

/s/ Peter Brandt	Director	March 30, 2023
Peter Brandt

/s/ Emily Fairbairn	Director	March 30, 2023
Emily Fairbairn

/s/ Luba Greenwood	Director	March 30, 2023
Luba Greenwood

/s/ Travis Whitfill	Director	March 30, 2023
Travis Whitfill