Form 10-Q
period 2023-03-31
IN8BIO, INC.
filed 2023-05-12
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of May 7, 2023 was 29,750,348.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2023	December 31,
	(unaudited)	2022
Assets		(Note 2)
Current assets
Cash	$10,860	$18,182
Prepaid expenses and other current assets	3,542	4,052
Total Current Assets	14,402	22,234
Non-current assets
Property and equipment, net	4,198	4,397
Construction in progress	45	29
Restricted cash	253	252
Right-of-use assets - finance leases	1,503	1,691
Right-of-use assets - operating leases	4,022	4,181
Other non-current assets	255	255
Total Non-Current Assets	10,276	10,805
Total Assets	$24,678	$33,039
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$870	$2,091
Accrued expenses and other current liabilities	1,492	2,342
Short-term finance lease liability	654	682
Short-term operating lease liability	732	707
Total Current Liabilities	3,748	5,822
Long-term finance lease liability	664	811
Long-term operating lease liability	3,478	3,674
Total Non-Current Liabilities	4,142	4,485
Total Liabilities	7,890	10,307
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at March 31, 2023 and December 31, 2022; 24,960,869 and 24,545,157 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	85,522	83,941
Accumulated deficit	(68,737)	(61,212)
Total Stockholders' Equity	16,788	22,732
Total Liabilities and Stockholders' Equity	$24,678	$33,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,385	$2,381
General and administrative	3,470	3,764
Total operating expenses	7,855	6,145
Other income	330	—
Loss from operations	(7,525)	(6,145)
Net loss	$(7,525)	$(6,145)
Net loss per share – basic and diluted	$(0.30)	$(0.33)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	24,732,580	18,800,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2021	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	31,025	—	33	—	33
Stock-based compensation expense	—	—	764	—	764
Net loss	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	18,812,267	$2	$71,669	$(38,836)	$32,835

Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance cost	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	$3	$85,522	$(68,737)	$16,788

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(7,525)	$(6,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	16
Non-cash stock-based compensation	859	764
Amortization of finance lease right-of-use assets	188	149
Amortization of operating lease right-of-use assets	159	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	510	792
Accounts payable	(1,035)	158
Accrued expenses and other current liabilities	(667)	(351)
Short-term operating lease liabilities	25	72
Long-term operating lease liabilities	(196)	(81)
Net cash used in operating activities	(7,439)	(4,559)
Investing activities
Purchases of property and equipment	(371)	(8)
Construction in progress	(58)	(245)
Net cash used in investing activities	(429)	(253)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	722	—
Principal payments on finance leases	(175)	(135)
Exercise of common stock options	—	33
Net cash provided by (used in) financing activities	547	(102)
Net decrease in cash and restricted cash	(7,321)	(4,914)
Cash and restricted cash at beginning of period	18,434	37,272
Cash and restricted cash at end of period	$11,113	$32,358

Cash, end of period	$10,860	$32,107
Restricted cash, end of period	253	251
Cash and restricted cash, end of period	$11,113	$32,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma (“GBM”), and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company is currently preparing to initiate patient enrollment in the company-sponsored Phase 2 clinical trial of INB-400 in which autologous genetically modified gamma-delta T cells will be assessed in newly diagnosed GBM patients. With additional funding, the Company is expecting to submit its company-sponsored investigational new drug application (“IND”) and initiate its Phase 1b clinical trial of INB-410 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients in late 2023. The Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing GBM and other solid tumor types.

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

Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common and preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $7.5 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $68.7 million.

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

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of March 31, 2023, the Company's calculated public float was less than $75.0 million. During the three months ended March 31, 2023, the Company sold an aggregate of 415,712 shares of common stock under the ATM, resulting in net proceeds of approximately $0.7 million, after deducting fees and expenses. Subsequent to March 31, 2023, the Company sold $9.9 million in net proceeds, after deducting fees and expenses, pursuant to its ATM program.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company, and, based on the Company’s business strategy, its existing cash of $10.9 million as of March 31, 2023, and the net proceeds of $9.9 million raised through the ATM program subsequent to March 31, 2023 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements beyond February 2024.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2022 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

Unaudited Interim Financial Information

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these condensed financial statements, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report. The results for any interim period are not necessarily indicative of results for any future period. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting periods presented. Such estimates and assumptions are used for, but are not limited to, the accrual of research and development expenses, deferred tax assets and liabilities and related valuation allowance, stock-based compensation, and the useful lives of property and equipment. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated and amortized in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

Recently Issued Accounting Standards Updates

The Company did not adopt any new accounting guidance during the three months ended March 31, 2023 and as of the date of this report that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that the Company expects to have a material impact on the financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development	$2,225	$2,562
Prepaid insurance	716	1,258
Other	601	232
Total prepaid expenses and other current assets	$3,542	$4,052

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$364	$358
Furniture and fixtures	370	335
Software	126	126
Leasehold improvements	3,902	3,899
Less accumulated depreciation and amortization	(564)	(321)
Property and equipment, net	$4,198	$4,397

Depreciation and amortization expense was $243,000 and $16,000 for the three months ended March 31, 2023 and 2022, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture	$—	$29
Internal use software not yet in service	45	—
Total construction in progress	$45	$29

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical trials	$559	$253
Accrued compensation	422	1,460
Accrued legal	104	211
Accrued other	407	418
Total accrued expenses and other current liabilities	$1,492	$2,342

7. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The Board of Directors, or a committee thereof, is authorized to administer the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, (the “IRC”) as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants and any affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2020 Plan will be 13,000,000 shares. On January 1, 2023, the shares reserved for issuance was increased by 1,227,257 shares. As of March 31, 2023, 2,355,050 shares were available for grant pursuant to the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by our Board. The Board acted not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2023. As of March 31, 2023, no shares of common stock had been issued under the 2020 ESPP and 387,812 shares remained available for future issuance under the 2020 ESPP. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the three months ended March 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,003,294	$4.90	8.28	$860
Granted	20,750	2.00
Exercised	—	—
Forfeited	(169,040)	2.27
Outstanding at March 31, 2023	3,855,004	$5.00	8.39	$51
Exercisable at March 31, 2023	1,503,046	$5.86	7.89	$35
Options expected to vest as of March 31, 2023	2,351,958	$4.45	8.71	$16

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $2.00 and $4.10, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2023.

Stock-Based Compensation Expense

For the three months ended March 31, 2023 and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	March 31, 2023	March 31, 2022
Volatility	91.91%	87.13%
Expected life (years)	6.08	6.08
Risk-free interest rate	3.99%	2.01%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$389	$294
General and administrative	470	470
Total stock-based compensation expense	$859	$764

No related tax benefits from stock-based compensation expense were recognized for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $7.2 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.44 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,525)	$(6,145)
Net loss per share—basic and diluted	$(0.30)	$(0.33)
Weighted-average number of shares used in computing net loss per share—basic and diluted	24,732,580	18,800,546

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	3,870,924	3,013,205

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

12. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2023, the Company had three operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Update No. 2016-02, Leases, (“ASC 842”), the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of March 31, 2023, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $255,000 as of each of March 31, 2023 and December 31, 2022 and are included in other non-current assets on the condensed balance sheets.

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

The Company had a build-to-suit lease agreement with a third party to build out the Company's labs in Birmingham, Alabama, which was substantially completed in December 2022. The agreement had a threshold of $4.0 million of total costs incurred. The costs incurred and classified as property and equipment, net on the balance sheets were $4.1 million as of March 31, 2023.

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $263,000 and $262,000 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, approximately $253,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease Cost
Amortization of finance right-of-use assets	$188	$149
Interest on finance lease liabilities	33	14
Operating lease cost	288	112
Short-term lease cost	116	105
Total lease cost	$625	$380

March 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$33
Cash paid for amounts included in the measurement of lease liability – operating leases	$299
Weighted-average remaining lease term – finance leases	2.07 years
Weighted-average remaining lease term – operating leases	4.74 years
Weighted-average discount rate – finance leases	9.7%
Weighted-average discount rate – operating leases	12.1%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at March 31, 2023 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$581	$891
2024	566	1,212
2025	302	1,224
2026	—	1,013
2027	—	767
Thereafter	—	422
Total lease payment	1,449	5,529
Less: interest	131	1,319
Total lease liabilities	1,318	4,210
Less: short-term lease liability	654	732
Long-term lease liability	$664	$3,478

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company sold an aggregate of 4,789,479 shares of common stock under the ATM resulting in net proceeds of approximately $9.9 million, after deducting fees and expenses.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2022 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

Pursuant to a company-sponsored investigational new drug application, or IND, cleared by the FDA in late 2022, we plan to initiate a Phase 2 clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed GBM, in the second half of 2023. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients across multiple centers across the country. We expect this will confirm the efficacy signal suggested by the investigator-initiated trial INB-200. We are also seeking to complete two on-going Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed GBM and INB-100 for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023, including an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting and long-term follow-up in 2024. For INB-100, we determined a recommended Phase 2 dose, or RP2D and presented updated data at the European Society for Blood and Marrow Transplantation (EBMT) Annual meeting. We expect to complete enrollment of the Phase 1 clinical trial with updated results expected at a medical meeting in late 2023 with topline long-term follow-up results in 2024. In addition, in the second half of 2023 with additional funding, we plan to submit an IND to initiate our Phase 1b clinical trial of INB-410 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated gamma-delta nsCAR construct. We presented additional preclinical data demonstrating our proof-of-concept studies against the leukemia antigen targets of CD19 and CD33 and the ability for our nsCAR constructs to distinguish between tumors and healthy tissue at the American Association for Cancer Research (AACR) Annual meeting in 2023.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf innate cell therapies. We intend to continue to advance our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications, such as ovarian cancer, which we expect to announce early preclinical data at the American Society of Gene & Cell Therapy (ASGCT) Annual meeting in the first half of 2023. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years.

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering and our at-the-market, or ATM, program with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and Truist Securities, or Truist.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $10.9 million as of March 31, 2023, and the net proceeds of $9.9 million from the sale of common stock through our ATM program subsequent to March 31, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past February 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support the development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including to explore other strategic options, continue to further reduce operating expense or to delay, reduce the scope of, discontinue or alter our research and development activities. For additional information, see “—Liquidity” below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Other First Quarter Business and Clinical Highlights

•
New preclinical data in ovarian cancer will be presented in a poster at the American Society of Cell & Gene Therapy (ASGCT) 26th Annual Meeting. The abstract, to be presented on May 17, 2023, details new preclinical data from the INB-400 program demonstrating the potential of gamma-delta T cells to target and kill solid tumor cells outside the brain.
•
New INB-200 Phase 1 data will be featured in an oral abstract presentation at the ASCO 2023 Annual Meeting. Abstract details including new data from the Phase 1 study evaluating INB-200 in patients with newly diagnosed GBM will be available on May 25, 2023.
•
Received FDA Orphan Drug Designation for INB-400 (autologous) and INB-410 (allogeneic) for the treatment of a broad spectrum of malignant gliomas, including newly diagnosed GBM. This milestone marks the first time a genetically modified gamma-delta T cell therapy has received this designation, qualifying us for incentives, including potential seven year market exclusivity. Enrollment in the autologous arm of the Phase 2 trial targeting newly diagnosed GBM is anticipated to begin in the second half of 2023.
•
Presented encouraging preclinical data for novel non-signaling CAR (nsCAR) platform and announced the launch of the INB-330 program in AML at the American Association for Cancer Research (AACR) Annual Meeting. Preliminary findings demonstrated that a CD33 targeting nsCAR construct (ns33CAR) was able to selectively differentiate between tumor and healthy tissue, potentially overcoming a critical challenge associated with this previously “undruggable” target.

•
Presented new, positive INB-100 data from the Phase 1 study showing long-term CRs and elevated gamma-delta T cells in 100% (n=7) of evaluable patients at the 49th Annual Meeting of the European Society for Blood and Marrow Transplantation (EBMT). INB-100 treatment achieved durable CRs in 100% of treated patients, including high-risk AML patients and a patient with acute lymphoblastic leukemia (ALL) who had failed 4 prior lines of therapy, including CAR-T. All evaluable patients remain alive at last assessment and one patient surviving beyond 3 years.

Our Pipeline

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

We expect that our general and administrative expenses will increase for the foreseeable future contingent on additional funding as our organization and headcount needed in the future grow to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to building a team to support our administrative, accounting and finance, communications, legal and business development efforts. In addition, we expect increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other Income

We entered into a contractual arrangement with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party will utilize the cells in their research activities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$4,385	$2,381	$2,004
General and administrative	3,470	3,764	(294)
Total operating expenses	7,855	6,145	1,710
Other income	330	—	330
Loss from operations	(7,525)	(6,145)	(1,380)
Net loss	$(7,525)	$(6,145)	$(1,380)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Direct research and development expenses:
INB-100	$86	$34	$52
INB-200	60	364	(304)
INB-400	1,135	144	991
Unallocated expenses
Preclinical	34	12	22
Personnel expenses (including stock-based compensation)	2,026	1,152	874
Facility-related and other	1,044	675	369
Total research and development expenses	$4,385	$2,381	$2,004

Research and development expenses were $4.4 million for the three months ended March 31, 2023, compared to $2.4 million for the comparable prior year period. The increase of $2.0 million was primarily due to a $0.9 million increase in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount. Direct clinical costs increased by $1.0 million due to costs for INB-100 and INB-400. Facility related and other costs and preclinical costs increased $0.4 million due primarily to general increases in research and development activities in connection with program development and higher allocations due to the increase in headcount over the prior year, which was partially offset by a decrease of $0.3 million in direct clinical costs for INB-200.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2023, compared to $3.8 million for the comparable prior year period. The decrease of $0.3 million was primarily due to a decrease in in insurance costs, as well as accounting and recruiting expenses.

Other Income

Other income was $0.3 million for the three months ended March 31, 2023. We did not have other income for the comparable period in the prior year. The increase of $0.3 million was due to a gain recognized from the transfer of nonfinancial assets.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $97.4 million of gross proceeds from the sale of our securities.

As of March 31, 2023, we had cash of $10.9 million. Subsequent to March 31, 2023 and through the date of this Quarterly Report, we have sold approximately $9.9 million of net proceeds, after deducting fees and other expenses, from the sale of common stock through our ATM program. Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100, INB-200, INB-400 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. Based on this business strategy, our existing cash as of March 31, 2023 and the net proceeds from the sale of common stock through our ATM program subsequent to March 31, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past February 2024.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the Securities and Exchange Commission, or SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. Through the date of this Quarterly Report, we have sold 5,248,191 shares of common stock under the ATM program for an aggregate of $10.7 million in net proceeds.

Going Concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash as of March 31, 2023 and the net proceeds from the sale of common stock through our ATM program subsequent to March 31, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past February 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs.

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

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” Our financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Funding Requirements

We expect our expenses to increase substantially contingent on additional funding in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2023 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of March 31, 2023, we had fixed lease payment obligations of $7.0 million, with $1.9 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(7,439)	$(4,559)
Net cash used in investing activities	(429)	(253)
Net cash provided by (used in) financing activities	547	(102)
Net decrease in cash	$(7,321)	$(4,914)

Operating Activities

Cash used in operating activities was $7.4 million during the three months ended March 31, 2023, primarily due to our net loss of $7.5 million and changes in operating assets and liabilities of $1.4 million, partially offset by an increase in non-cash charges of $1.5 million. Decrease in our operating assets and liabilities consisted primarily of $1.0 million in accounts payable, $0.7 million in accrued expenses and other current liabilities relating to accrued leasehold improvements and accrued manufacturing costs and $0.2 million in long-term operating liabilities, partially offset by $0.5 million in prepaid expenses and other current assets. Increases in our non-cash charges consisted primarily of $0.9 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.4 million in amortization of operating and finance leases for the quarter and $0.2 million of depreciation.

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

Investing Activities

Cash used in investing activities was $0.4 million during the three months ended March 31, 2023, primarily due to increased construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $0.3 million during the three months ended March 31, 2022, primarily due to purchases of property and equipment and construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $0.5 million during the three months ended March 31, 2023, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $0.7 million offset by principal payments of $0.2 million on our leases.

Cash used in financing activities was $0.1 million during the three months ended March 31, 2022, primarily due to principal payments on our leases.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience, known trends and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 2 to our audited financial statements included in our Annual Report and Note 2 to our condensed financial statements included elsewhere in this Quarterly Report.

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

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the three months ended March 31, 2023 and as of the date of this report that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on the financial statements.

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

We may take advantage of these exemptions until December 31, 2026, or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

We are also a “smaller reporting company,” and we may continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our liquidity, current financial condition and projected business operations.

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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Through the date of this Quarterly Report, we have raised an additional $9.9 million in net proceeds pursuant to our ATM program. Our existing cash as of March 31, 2023 and the net proceeds raised under our ATM program subsequent to March 31, 2023 will not allow us to fund our operations past February 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including debt or equity financings or other arrangements.

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

Until such time, if ever, as we can generate substantial product revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our ATM program, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights. During April 2023, we sold an additional 4,627,376 shares of our common stock through our ATM program.

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

We have incurred significant operating losses since inception. Our net loss was $7.5 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $68.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement. During the last 12 months, we have sold $11.0 million of gross proceeds pursuant to our ATM program.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-200, INB-100, INB-400 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in “Risks Related to Manufacturing and our Dependence on Third Parties,” including “— Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.”

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
•
the impact of future public health crises, which may slow potential enrollment, impact hospital clinical and/or administrative support staff, reduce the number of eligible patients for clinical trials, or reduce the number of patients that remain in our trials;
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

We have sought and may continue to seek orphan drug designation for some or all of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for supplemental market exclusivity.

We have sought and may continue to seek orphan drug designation for one or more of our current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 and INB-410 in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of March 31, 2023, we owned, co-owned or exclusively licensed three issued U.S. patents, four issued European patents, nine other issued foreign patents, nine pending U.S. applications, one pending PCT application and 45 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

As of March 31, 2023, we had 28 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 64% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our liquidity, current financial condition and projected business operations.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, the Federal Deposit Insurance Corporation (“FDIC”) has taken Silicon Valley Bank Signature Bank, Silvergate Capital Corp., and most recently, First Republic Bank, into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. We have diversified our cash between several banking institutions in an attempt to minimize exposure. However, the FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits would have a material adverse effect on our business and financial condition. here can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the FDIC or U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of the date of this Quarterly Report, we have used $31.8 million of the proceeds from the IPO.

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

IN8bio, Inc.

Date:	May 12, 2023	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)