Form 10-Q
period 2023-06-30
IN8BIO, INC.
filed 2023-08-10
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 7, 2023 was 31,601,145.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2023	December 31,
	(unaudited)	2022
Assets		(Note 2)
Current assets
Cash	$16,993	$18,182
Prepaid expenses and other current assets	2,472	4,052
Total Current Assets	19,465	22,234
Non-current assets
Property and equipment, net	3,977	4,397
Construction in progress	93	29
Restricted cash	253	252
Right-of-use assets - finance leases	1,817	1,691
Right-of-use assets - operating leases	3,858	4,181
Other non-current assets	255	255
Total Non-Current Assets	10,253	10,805
Total Assets	$29,718	$33,039
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$585	$2,091
Accrued expenses and other current liabilities	1,674	2,342
Short-term finance lease liability	765	682
Short-term operating lease liability	757	707
Total Current Liabilities	3,781	5,822
Long-term finance lease liability	861	811
Long-term operating lease liability	3,277	3,674
Total Non-Current Liabilities	4,138	4,485
Total Liabilities	7,919	10,307
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at June 30, 2023 and December 31, 2022; 30,606,119 and 24,545,157 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	98,247	83,941
Accumulated deficit	(76,452)	(61,212)
Total Stockholders' Equity	21,799	22,732
Total Liabilities and Stockholders' Equity	$29,718	$33,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,134	$3,504	$8,519	$5,885
General and administrative	3,581	3,675	7,051	7,439
Total operating expenses	7,715	7,179	15,570	13,324
Other income	—	—	330	—
Loss from operations	(7,715)	(7,179)	(15,240)	(13,324)
Net loss	$(7,715)	$(7,179)	$(15,240)	$(13,324)
Net loss per share – basic and diluted	$(0.27)	$(0.38)	$(0.57)	$(0.71)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,472,346	18,828,680	26,612,794	18,814,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2021	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	31,025	—	33	—	33
Stock-based compensation expense	—	—	764	—	764
Net loss	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	18,812,267	$2	$71,669	$(38,836)	$32,835
Stock option exercises	26,204	—	28	—	28
Stock-based compensation expense	—	—	884	—	884
Net loss	—	—	—	(7,179)	(7,179)
Balance at June 30, 2022	18,838,471	$2	$72,581	$(46,015)	$26,568

Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance cost	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	$3	$85,522	$(68,737)	$16,788
Issuance of common stock, net of issuance cost	5,645,250	1	11,706	—	11,707
Stock-based compensation expense	—	—	1,019	—	1,019
Net loss	—	—	—	(7,715)	(7,715)
Balance at June 30, 2023	30,606,119	$4	$98,247	$(76,452)	$21,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(15,240)	$(13,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	38
Non-cash stock-based compensation	1,878	1,648
Amortization of finance lease right-of-use assets	418	251
Amortization of operating lease right-of-use assets	323	217
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,580	702
Other non-current assets	—	(88)
Accounts payable	(1,390)	7
Accrued expenses and other current liabilities	(485)	290
Short-term operating lease liabilities	50	27
Long-term operating lease liabilities	(397)	(199)
Net cash used in operating activities	(12,777)	(10,431)
Investing activities
Purchases of property and equipment	(407)	(9)
Construction in progress	(44)	(669)
Net cash used in investing activities	(451)	(678)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	12,429	—
Principal payments on finance leases	(389)	(230)
Exercise of common stock options	—	61
Net cash provided by (used in) financing activities	12,040	(169)
Net decrease in cash and restricted cash	(1,188)	(11,278)
Cash and restricted cash at beginning of period	18,434	37,272
Cash and restricted cash at end of period	$17,246	$25,994

Cash, end of period	$16,993	$25,742
Restricted cash, end of period	253	252
Cash and restricted cash, end of period	$17,246	$25,994

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of financing lease right-of-use assets and liabilities	$536	$—
Lease modification of financing lease right-of-use assets and liabilities	$7	$—
Transfer from construction in progress to property and equipment	$36	$—
Construction in progress in accounts payable and accrued expenses	$48	$484
Purchase of property and equipment in accounts payable	$22	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidates are currently in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed glioblastoma (“GBM”), and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company is currently preparing to initiate patient enrollment in the company-sponsored Phase 2 clinical trial of INB-400 in which autologous genetically modified gamma-delta T cells will be assessed in newly diagnosed GBM patients. With additional funding, the Company expects to submit its company-sponsored investigational new drug application (“IND”) and to initiate a Phase 1b clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. The Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing GBM and other solid and hematological tumor types.

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

Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common and preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $15.2 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $76.5 million.

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

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of June 30, 2023, the Company's calculated public float was less than $75.0 million. During the six months ended June 30, 2023, the Company sold an aggregate of 6,060,962 shares of common stock under the ATM, resulting in net proceeds of approximately $12.4 million, after deducting fees and expenses. Between July 1, 2023 and August 7, 2023, the Company sold 995,026 shares of common stock under the ATM, resulting in $1.5 million in net proceeds, after deducting fees and expenses.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company, and, based on the Company’s business strategy, its existing cash of $17.0 million as of June 30, 2023, and the net proceeds of $1.5 million raised through the ATM program between July 1, 2023 and August 7, 2023 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements beyond April 2024.

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

Recently Issued Accounting Standards Updates

The Company did not adopt any new accounting guidance during the six months ended June 30, 2023, and as of the date of this report that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that the Company expects to have a material impact on the financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development	$1,966	$2,562
Prepaid insurance	229	1,258
Other	277	232
Total prepaid expenses and other current assets	$2,472	$4,052

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$364	$358
Furniture and fixtures	370	335
Software	126	126
Leasehold improvements	3,924	3,899
Less accumulated depreciation and amortization	(807)	(321)
Property and equipment, net	$3,977	$4,397

Depreciation and amortization expense was $243,000 and $22,000 for the three months ended June 30, 2023 and 2022, respectively, and was $486,000 and $38,000 for the six months ended June 30, 2023 and 2022, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture	$—	$29
Internal use software not yet in service	93	—
Total construction in progress	$93	$29

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical trials	$328	$253
Accrued compensation	852	1,460
Accrued legal	108	211
Accrued other	386	418
Total accrued expenses and other current liabilities	$1,674	$2,342

7. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2023 or December 31, 2022.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. Pursuant to the terms of the 2020 Plan, the number of shares available under the 2020 Plan was increased by 1,227,257 shares effective January 1, 2023. Upon the effectiveness of the 2023 Plan (as defined below), the 2020 Plan was terminated and no further issuances were made under the 2020 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2020 Plan.

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of ISOs within the meaning of Section 422 of the IRC as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan will be 41,000,000 shares. As of June 30, 2023, 6,865,874 shares were available for grant pursuant to the 2023 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by our Board. The Board acted not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2023. As of June 30, 2023, no shares of common stock had been issued under the 2020 ESPP and 387,812 shares remained available for future issuance under the 2020 ESPP. The first offering period has not yet been decided by the Company’s Board of Directors or designated committee of the Company’s Board of Directors.

Stock Option Activity

The following is a summary of the stock option award activity during the six months ended June 30, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,003,294	$4.90	8.28	$860
Granted	2,909,925	1.59
Exercised	—	—
Forfeited	(169,040)	2.27
Outstanding at June 30, 2023	6,744,179	$3.54	8.88	$669
Exercisable at June 30, 2023	1,714,455	$5.84	7.70	$75
Options expected to vest as of June 30, 2023	5,029,724	$2.75	9.29	$594

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $1.59 and $3.69, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2023.

Stock-Based Compensation Expense

For the six months ended June 30, 2023 and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	June 30, 2023	June 30, 2022
Volatility	91.91% - 95.08%	86.91% - 89.16%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.58% - 3.99%	1.99% - 3.39%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$442	$356	$831	$650
General and administrative	577	528	1,047	998
Total stock-based compensation expense	$1,019	$884	$1,878	$1,648

No related tax benefits from stock-based compensation expense were recognized for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, there was $9.7 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.67 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,715)	$(7,179)	$(15,240)	$(13,324)
Net loss per share—basic and diluted	$(0.27)	$(0.38)	$(0.57)	$(0.71)
Weighted-average number of shares used in computing net loss per share—basic and diluted	28,472,346	18,828,680	26,612,794	18,814,691

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	5,408,113	3,317,351	4,643,765	3,317,351

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

12. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2023, the Company had three operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Update No. 2016-02, Leases (“ASC 842”), the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of June 30, 2023, the Company had completed the sale and leaseback for four pieces of equipment and is leasing three other items directly from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $255,000 as of each of June 30, 2023 and December 31, 2022, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $263,000 and $262,000 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, approximately $253,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Amortization of finance right-of-use assets	$230	$102	$418	$251
Interest on finance lease liabilities	40	12	73	26
Operating lease cost	287	104	575	216
Short-term lease cost	165	107	281	212
Total lease cost	$722	$325	$1,347	$705

June 30, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$73
Cash paid for amounts included in the measurement of lease liability – operating leases	$599
Weighted-average remaining lease term – finance leases	2.15 years
Weighted-average remaining lease term – operating leases	4.51 years
Weighted-average discount rate – finance leases	9.5%
Weighted-average discount rate – operating leases	12.1%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at June 30, 2023 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$473	$591
2024	766	1,212
2025	501	1,224
2026	51	1,013
2027	—	767
Thereafter	—	422
Total lease payment	1,791	5,229
Less: interest	165	1,195
Total lease liabilities	1,626	4,034
Less: short-term lease liability	765	757
Long-term lease liability	$861	$3,277

13. SUBSEQUENT EVENTS

Between July 1, 2023 and August 7, 2023, the Company sold an aggregate of 995,026 shares of common stock under the ATM resulting in net proceeds of approximately $1.5 million, after deducting fees and expenses.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper immune responses. The pivotal role of gamma-delta T cells in immune function and activation against diseases such as cancer underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC, and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

Pursuant to a company-sponsored investigational new drug application, or IND, cleared by the U.S. Food and Drug Administration, or FDA, in late 2022, we plan to initiate enrollment in a Phase 2 clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma, or GBM, in the second half of 2023. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients across multiple centers across the country. We expect this will confirm the efficacy signal suggested by the investigator-initiated trial INB-200. We are also seeking to complete two ongoing Phase 1 clinical trials: INB-200, for the treatment of newly diagnosed GBM and INB-100 for the treatment of patients with high-risk leukemias that are undergoing hematopoietic stem cell transplantation, or HSCT. For INB-200, we expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2023. We gave an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023, with a clinical update expected in the second half of 2023 and long-term follow-up expected at medical meetings in 2024. For INB-100, we determined a recommended Phase 2 dose, or RP2D and presented updated data at the European Society for Blood and Marrow Transplantation (EBMT) Annual meeting in April 2023. We have completed primary enrollment of the Phase 1 clinical trial with updated results expected at a medical meeting in late 2023 and topline long-term follow-up results expected in 2024. In addition, with additional funding, we plan to submit an IND to initiate our Phase 1b clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in both relapsed and newly diagnosed GBM patients. In April 2023, we received orphan drug designation for INB-400 from the FDA, covering a broad range of malignant glioma treatments, including relapsed and newly diagnosed GBM.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated gamma-delta non-signaling chimeric antigen receptor T cell, or nsCAR, construct. We presented additional preclinical data demonstrating our proof-of-concept studies against the leukemia antigen targets of CD19 and CD33 and the ability for our nsCAR constructs to distinguish between tumors and healthy tissue at the American Association for Cancer Research Annual meeting in 2023.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We intend to continue to advance our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications, such as ovarian cancer. We announced positive preclinical data in a poster presentation at the American Society of Gene & Cell Therapy Annual Meeting in May 2023 demonstrating that DeltEx Gamma-Delta T cells were able to target and kill ovarian cancer cells, even in platinum-resistant and treatment-resistant cell lines. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years.

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering, or IPO, follow-on offering and our at-the-market, or ATM, program with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and Truist Securities, or Truist.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $17.0 million as June 30, 2023, and the $1.5 million of net proceeds raised from the sale of 995,026 shares of common stock through our ATM program between July 1, 2023 and August 7, 2023, will not be sufficient to fund the projected operating expenses and capital expenditure requirements past April 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the on-going market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements, to support the development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see “—Liquidity” below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Other Second Quarter Business and Clinical Highlights

•
Presented positive INB-200 Phase 1 data update in GBM showing 100% of treated patients (n=8) to date have exceeded median progression-free survival at the ASCO 2023 Annual Meeting. Results support the potential of DeltEx drug resistant immunotherapy (DRI) to improve progression-free survival and overall survival in patients with newly diagnosed GBM, demonstrating that multiple doses in later cohorts did not lead to any changes in toxicity profile. We are on track to complete INB-200 Phase 1 study enrollment in 2023 with updated data expected to be presented later this year.
•
Presented new promising preclinical data underscoring the potential of DeltEx gamma-delta T cells to target and kill ovarian cancer cells at the ASGCT 26th Annual Meeting. The results showcased the powerful synergistic potential of combining gamma-delta T cells and chemotherapy to enhance their ability to recognize and eradicate cancer cells across a broad range of challenging cancer indications beyond the brain and has the potential to be developed as a novel therapy for ovarian cancer.

•
Announced upcoming R&D Day in October. We will be hosting an R&D Day on Thursday, October 12, 2023 in New York City, with details to follow.
•
Announced opening of advanced R&D facility in Birmingham. We recently announced that we have opened a new R&D facility in Birmingham, AL. Complementing our current GMP manufacturing spaces, this facility will play a vital role in enhancing our preclinical R&D and process development capabilities. These facilities will be instrumental in advancing our groundbreaking pipeline of gamma-delta T cell therapies, setting the stage for future clinical and pipeline developments.

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed financial statements as prepaid or accrued research and development expenses. We allocate our direct external research and development costs across each product candidate. Preclinical expenses consist of external research and development costs associated with activities to support our current and future clinical programs but are not allocated by product candidate due to the overlap of the potential benefit of those efforts across multiple product candidates.

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

Other Income

We entered into a contractual arrangement with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in their research activities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$4,134	$3,504	$630
General and administrative	3,581	3,675	(94)
Total operating expenses	7,715	7,179	536
Loss from operations	(7,715)	(7,179)	(536)
Net loss	$(7,715)	$(7,179)	$(536)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses:
INB-100	$188	$62	$126
INB-200	195	218	(23)
INB-400	989	956	33
Unallocated expenses
Preclinical expenses	22	97	(75)
Personnel expenses (including stock-based compensation)	2,043	1,489	554
Facility-related and other expenses	697	682	15
Total research and development expenses	$4,134	$3,504	$630

Research and development expenses were $4.1 million for the three months ended June 30, 2023, compared to $3.5 million for the comparable prior year period. The increase of $0.6 million was primarily due to a $0.6 million increase in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount and an increase of $0.1 million in direct clinical costs for INB-100, which was partially offset by a decrease of $0.1 million in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended June 30, 2023, compared to $3.7 million for the comparable prior year period. The decrease of $0.1 million was primarily due to cost savings related to D&O insurance premiums and reductions in professional services.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$8,519	$5,885	$2,634
General and administrative	7,051	7,439	(388)
Total operating expenses	15,570	13,324	2,246
Other income	330	—	330
Loss from operations	(15,240)	(13,324)	(1,916)
Net loss	$(15,240)	$(13,324)	$(1,916)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Direct research and development expenses:
INB-100	$274	$96	$178
INB-200	255	582	(327)
INB-400	2,124	1,100	1,024
Unallocated expenses
Preclinical expenses	56	109	(53)
Personnel expenses (including stock-based compensation)	4,069	2,641	1,428
Facility-related and other expenses	1,741	1,357	384
Total research and development expenses	$8,519	$5,885	$2,634

Research and development expenses were $8.5 million for the six months ended June 30, 2023, compared to $5.9 million for the comparable prior year period. The increase of $2.6 million was primarily due to a $1.4 million increase in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount, completion of additional lentiviral vector manufacturing to support the INB-400 program, as well as an increase of $0.9 million in direct clinical costs including an increase of $1.0 million for INB-400 and $0.2 million for INB-100, partially offset by a decrease of $0.3 million in INB-200. Facility-related and other expenses increased by $0.4 million due primarily to general increases in research and development activities in connection with program development and higher allocations due to the increase in headcount over the prior year, which was partially offset by a decrease of $0.1 million in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the six months ended June 30, 2023, compared to $7.4 million for the comparable prior year period. The decrease of $0.3 million was primarily due to cost savings related to D&O insurance premiums and reductions in professional services.

Other Income

Other income was $0.3 million for the six months ended June 30, 2023. We did not have other income for the comparable period in the prior year. The increase of $0.3 million was primarily due to a contractual arrangement with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in its research activities.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $99.3 million of gross proceeds from the sale of our securities.

As of June 30, 2023, we had cash of $17.0 million. Between July 1, 2023 and August 7, 2023, we have sold approximately 995,026 shares of common stock, resulting in $1.5 million of net proceeds, after deducting fees and other expenses, from the sale of common stock through our ATM program. Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100, INB-200, INB-400 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. Based on this business strategy, our existing cash as of June 30, 2023 and the net proceeds from the sale of common stock through our ATM program subsequent to June 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past April 2024.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. Between July 1, 2023 and August 7, 2023, we have sold 995,026 shares of common stock under the ATM program for an aggregate of $1.5 million in net proceeds.

Going Concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $17.0 million as of June 30, 2023, and the 995,026 shares sold of common stock through our ATM program, resulting in $1.5 million net proceeds between July 1, 2023 and August 7, 2023, will not be sufficient to fund the projected operating expenses and capital expenditure requirements past April 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.

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
•
addressing any potential interruptions, delays and/or cost increases resulting from public health crises, increased interest rates and geopolitical tensions, such as Russia-Ukraine war;
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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with the ongoing Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Material Cash Requirements

Our material cash requirements as of June 30, 2023 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of June 30, 2023, we had fixed lease payment obligations of $7.0 million, with $2.1 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(12,777)	$(10,431)
Net cash used in investing activities	(451)	(678)
Net cash provided by (used in) financing activities	12,040	(169)
Net decrease in cash	$(1,188)	$(11,278)

Operating Activities

Cash used in operating activities was $12.8 million during the six months ended June 30, 2023, primarily due to our net loss of $15.2 million and changes in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $3.1 million. Decreases in our operating assets and liabilities consisted primarily of $1.4 million in accounts payable, $0.5 million in accrued expenses and other current liabilities relating to accrued leasehold improvements and accrued manufacturing costs and $0.4 million in long-term operating liabilities, partially offset by an increase of $1.6 million in prepaid expenses and other current assets. Increases in our non-cash charges consisted primarily of $1.9 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.7 million in amortization of operating and finance leases for the period and $0.5 million of depreciation.

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

Investing Activities

Cash used in investing activities was $0.5 million during the six months ended June 30, 2023, primarily due to increased construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $0.7 million during the six months ended June 30, 2022, primarily due to purchases of property and equipment and construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $12.0 million during the six months ended June 30, 2023, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $12.4 million offset by principal payments of $0.4 million on our leases.

Cash used in financing activities was $0.2 million during the six months ended June 30, 2022, primarily due to principal payments on our leases.

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

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the six months ended June 30, 2023 and as of the date of this report that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on the financial statements.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an emerging growth company, or EGC, as defined in the JOBS Act. As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

We are also a “smaller reporting company,” and we may continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Between July 1, 2023 and August 7, 2023, we have raised an additional $1.5 million in net proceeds pursuant to our ATM program. Our existing cash as of June 30, 2023 and the net proceeds raised under our ATM program between July 1, 2023 and August 7, 2023 will not allow us to fund our operations past April 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including debt or equity financings or other arrangements.

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

Until such time, if ever, as we can generate substantial product revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our ATM program, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights. Between July 1, 2023 and August 7, 2023, the Company sold 995,026 shares of common stock under the ATM, resulting in $1.5 million in net proceeds, after deducting fees and expenses.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the year ended December 31, 2022, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $15.2 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $76.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, establishing and validating commercial-scale current good manufacturing practices, or cGMP, facilities, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of some of these activities. As inflation expectations remain uncertain in the United States and globally, we expect the costs of certain activities will increase. Should suppliers and consultants increase prices to cover increased wages and materials costs, we expect our expenses and cash utilization could increase substantially. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to offset our expenses and achieve profitability.

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

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement. During the last 12 months, we received $14.4 million of gross proceeds pursuant to our ATM program.

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

We currently anticipate seeking initial regulatory approvals in the United States and the European Union but may in the future submit applications for the regulatory approval of one or more of our product candidates to additional foreign regulatory authorities. We have not applied or obtained regulatory approval for any product candidate in the United States or abroad, and it is possible that neither our current product candidates nor any product candidates we may seek to develop in the future will obtain regulatory approval. Neither we nor any of our partners are permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory agency.

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

We have sought and may continue to seek orphan drug designation for one or more of our current or future product candidates. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 autologous and allogeneic products for malignant gliomas in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the particular active ingredient in the product treating the disease for which it has such orphan drug designation, that product is entitled to orphan product exclusivity. This means that the FDA may not approve any other applications, including a BLA, to market the same product for the same indication for seven years. However, that exclusivity may be nullified in limited circumstances in which another product shows clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other products that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek orphan drug designation for INB-100 and some or all of our other or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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

We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including attractive or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may not be successful in replicating our approach to product candidate development for other disease indications. If we are unsuccessful in identifying and developing additional product candidates or are unable to do so, our business may be harmed.

Public opinion and scrutiny of cell-based immunotherapy and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business and our business plans.

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor’s products and/or programs such as claims that cell-based immunotherapy is unsafe, unethical, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will cover more than 200 patients after an additional large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates INB-200, INB-400 and INB-100 are dependent on our license agreements with The UAB Research Foundation, or UABRF, Children’s Healthcare of Atlanta, Inc., or CHOA, and Emory University, or Emory and, together with UABRF and CHOA, the Licensors, pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-100, INB-200, INB-300, and INB-400. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 9 in our condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of June 30, 2023, we owned, co-owned or exclusively licensed three issued U.S. patents, four issued European patents, 11 other issued foreign patents, nine pending U.S. applications, two pending PCT application and 44 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

As of June 30, 2023, we had 29 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned “Business—Government Regulation” in our Annual Report.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. The Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned “Business — Government Regulation” in our Annual Report.

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

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the CCPA, which gives California residents expanded rights. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Further, it is anticipated that the California Privacy Rights Act, or CPRA, effective January 1, 2023, will expand the CCPA. It will also create a new California Privacy Protection Agency authorized to issue substantive regulations and enforce the CPRA, which could result in increased privacy and information security enforcement. Other states have enacted data privacy laws as well. For example, Colorado, Connecticut, Utah and Virginia have passed comprehensive data privacy laws, all of which became effective in 2023, and recently enacted date privacy laws in Indiana, Iowa, Montana, Tennessee and Texas will become effective in coming years. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Based upon shares of our common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 52% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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
•
provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an EGC until the end of the fiscal year following the fifth anniversary of our initial public offering. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404.

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

There has been no material change in the planned use of proceeds from the IPO from those disclosed in the Registration Statement. As of the date of this Quarterly Report, we have used all of the proceeds from the IPO.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on August 3, 2021).
10.1	Amended and Restated 2023 Equity Incentive Plan.
10.2	Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2023 Equity Incentive Plan.
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

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

IN8bio, Inc.

Date:	August 10, 2023	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2023	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)