Form 10-Q
period 2023-09-30
IN8BIO, INC.
filed 2023-11-09
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of November 6, 2023 was 31,991,130.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2023	December 31,
	(unaudited)	2022
Assets		(Note 2)
Current assets
Cash	$12,854	$18,182
Prepaid expenses and other current assets	3,695	4,052
Total Current Assets	16,549	22,234
Non-current assets
Property and equipment, net	3,738	4,397
Construction in progress	145	29
Restricted cash	254	252
Right-of-use assets - finance leases	1,579	1,691
Right-of-use assets - operating leases	3,688	4,181
Other non-current assets	255	255
Total Non-Current Assets	9,659	10,805
Total Assets	$26,208	$33,039
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$748	$2,091
Accrued expenses and other current liabilities	2,440	2,342
Short-term finance lease liability	715	682
Short-term operating lease liability	783	707
Total Current Liabilities	4,686	5,822
Long-term finance lease liability	695	811
Long-term operating lease liability	3,069	3,674
Total Non-Current Liabilities	3,764	4,485
Total Liabilities	8,450	10,307
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at September 30, 2023 and December 31, 2022; 31,975,929 and 24,545,157 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	101,375	83,941
Accumulated deficit	(83,621)	(61,212)
Total Stockholders' Equity	17,758	22,732
Total Liabilities and Stockholders' Equity	$26,208	$33,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,786	$4,255	$12,305	$10,140
General and administrative	3,383	3,144	10,434	10,583
Total operating expenses	7,169	7,399	22,739	20,723
Other income	—	—	330	—
Loss from operations	(7,169)	(7,399)	(22,409)	(20,723)
Net loss	$(7,169)	$(7,399)	$(22,409)	$(20,723)
Net loss per share – basic and diluted	$(0.23)	$(0.34)	$(0.79)	$(1.05)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	31,545,783	21,661,544	28,275,193	19,774,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2021	18,781,242	$2	$70,872	$(32,691)	$38,183
Stock option exercises	31,025	—	33	—	33
Stock-based compensation expense	—	—	764	—	764
Net loss	—	—	—	(6,145)	(6,145)
Balance at March 31, 2022	18,812,267	$2	$71,669	$(38,836)	$32,835
Stock option exercises	26,204	—	28	—	28
Stock-based compensation expense	—	—	884	—	884
Net loss	—	—	—	(7,179)	(7,179)
Balance at June 30, 2022	18,838,471	$2	$72,581	$(46,015)	$26,568
Issuance of common stock, net of issuance cost	5,663,686	1	9,497	—	9,498
Stock-based compensation expense	—	—	897	—	897
Net loss	—	—	—	(7,399)	(7,399)
Balance at September 30, 2022	24,502,157	$3	$82,975	$(53,414)	$29,564

Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance cost	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	$3	$85,522	$(68,737)	$16,788
Issuance of common stock, net of issuance cost	5,645,250	1	11,706	—	11,707
Stock-based compensation expense	—	—	1,019	—	1,019
Net loss	—	—	—	(7,715)	(7,715)
Balance at June 30, 2023	30,606,119	$4	$98,247	$(76,452)	$21,799
Issuance of common stock, net of issuance cost	1,369,810	—	1,888	—	1,888
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(7,169)	(7,169)
Balance at September 30, 2023	31,975,929	$4	$101,375	$(83,621)	$17,758

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(22,409)	$(20,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	71
Non-cash stock-based compensation	3,118	2,545
Amortization of finance lease right-of-use assets	656	341
Amortization of operating lease right-of-use assets	493	340
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	357	(48)
Other non-current assets	—	(73)
Accounts payable	(1,181)	710
Accrued expenses and other current liabilities	280	969
Short-term operating lease liabilities	76	45
Long-term operating lease liabilities	(605)	(349)
Net cash used in operating activities	(18,490)	(16,172)
Investing activities
Purchases of property and equipment	(407)	(48)
Construction in progress	(121)	(2,394)
Net cash used in investing activities	(528)	(2,442)
Financing activities
Proceeds from the issuance of common stock, net of offering costs	14,317	9,498
Principal payments on finance leases	(625)	(318)
Exercise of common stock options	—	61
Net cash provided by financing activities	13,692	9,241
Net decrease in cash and restricted cash	(5,326)	(9,373)
Cash and restricted cash at beginning of period	18,434	37,272
Cash and restricted cash at end of period	$13,108	$27,899

Cash, end of period	$12,854	$27,647
Restricted cash, end of period	254	252
Cash and restricted cash, end of period	$13,108	$27,899

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of financing lease right-of-use assets and liabilities	$536	$—
Construction in progress in accounts payable and accrued expenses	$24	$676
Lease modification of financing lease right-of-use assets and liabilities	$7	$—
Initial measurement of operating lease right-of-use assets and liabilities	$—	$3,046

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-400, is currently in a company-sponsored Phase 2 clinical trial in which autologous genetically modified gamma-delta T cells will be assessed in newly diagnosed glioblastoma (“GBM”) patients at centers across the United States. In addition, the Company has two programs in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed GBM, and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation (“HSCT”). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing GBM and other solid and hematological tumor types.

Incysus, Inc. (“Incysus”) was a corporation formed in the State of Delaware on November 23, 2015 and Incysus, Ltd. was incorporated in Bermuda on February 8, 2016. Incysus was the wholly-owned United States subsidiary of Incysus, Ltd. On May 7, 2018, Incysus, Ltd. reincorporated in the United States in a domestication transaction (the “Domestication”) in which Incysus, Ltd. converted into a newly formed Delaware corporation, Incysus Therapeutics, Inc. (“Incysus Therapeutics”). On July 24, 2019, Incysus Therapeutics merged with Incysus. Incysus Therapeutics subsequently changed its name to IN8bio, Inc. in August 2020. Following the Domestication in May 2018 and the merging of Incysus Therapeutics and Incysus in July 2019, the Company does not have any subsidiaries to consolidate. The Company is headquartered in New York, New York.

Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common and preferred stock. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $22.4 million and $20.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $83.6 million.

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

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of September 30, 2023, the Company's calculated public float was less than $75.0 million. During the nine months ended September 30, 2023, the Company sold an aggregate of 7,430,772 shares of common stock under the ATM, resulting in net proceeds of approximately $14.3 million, after deducting fees and expenses.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company, and, based on the Company’s business strategy, its existing cash of $12.9 million as of September 30, 2023 will not be sufficient to fund the Company’s projected operating expenses and capital expenditure requirements beyond May 2024. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of public equity offerings, including through ATM offerings, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available, the Company will have to significantly delay, scale back or discontinue research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated and amortized in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

Capitalized Software

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal Use Software. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Recently Issued Accounting Standards Updates

The Company did not adopt any new accounting guidance during the nine months ended September 30, 2023, that as of the date of this report had a material impact on the condensed financial statements or disclosures. Additionally, there is no pending accounting guidance that the Company expects to have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development	$2,303	$2,562
Prepaid insurance	1,130	1,258
Other	262	232
Total prepaid expenses and other current assets	$3,695	$4,052

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$364	$358
Furniture and fixtures	370	335
Software	126	126
Leasehold improvements	3,924	3,899
Less accumulated depreciation and amortization	(1,046)	(321)
Property and equipment, net	$3,738	$4,397

Depreciation and amortization expense was $0.2 million and $33,000 for the three months ended September 30, 2023 and 2022, respectively, and was $0.7 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture	$—	$29
Internal use software not yet in service	145	—
Total construction in progress	$145	$29

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical trials	$759	$253
Accrued compensation	1,284	1,460
Accrued legal	78	211
Accrued other	319	418
Total accrued expenses and other current liabilities	$2,440	$2,342

7. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2023 or December 31, 2022.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options (“ISO”) within the meaning of Section 422 of the Internal Revenue Code (“IRC”) as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. As of September 30, 2023, 6,860,524 shares were available for grant pursuant to the 2023 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by our Board of Directors. The Board of Directors acted not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2023. As of September 30, 2023, no shares of common stock had been issued under the 2020 ESPP and 387,812 shares remained available for future issuance under the 2020 ESPP. The Company’s Board of Directors or designated committee has not set an offering period.

Stock Option Activity

The following is a summary of the stock option award activity during the nine months ended September 30, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,003,294	$4.90	8.28	$860
Granted	2,915,275	1.59
Exercised	—	—
Forfeited	(169,040)	2.27
Outstanding at September 30, 2023	6,749,529	$3.53	8.63	$642
Exercisable at September 30, 2023	2,033,070	$5.62	7.62	$—
Options expected to vest as of September 30, 2023	4,716,459	$2.63	9.07	$642

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.59 and $3.69, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2023 and December 31, 2022.

Stock-Based Compensation Expense

For the nine months ended September 30, 2023 and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2023	September 30, 2022
Volatility	91.91% - 95.08%	86.91% - 89.16%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.58% - 4.43%	1.99% - 3.39%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$479	$365	$1,310	$1,015
General and administrative	761	532	1,808	1,530
Total stock-based compensation expense	$1,240	$897	$3,118	$2,545

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was $8.4 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.51 years.

9. LICENSE AGREEMENTS

Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation

In June 2016, the Company entered into an exclusive license agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation (“UABRF”), as amended from time to time (the “Emory License Agreement”). The Emory License Agreement was amended in October 2017 and July 2020. Under the Emory License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy related patents and know-how related to gamma-delta T cells developed by Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, the University of Alabama at Birmingham, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

In consideration of the license granted under the Emory License Agreement, the Company paid Emory University a nominal upfront payment. In addition, the Company is required to pay Emory University development milestones totaling up to an aggregate of $1.4 million, low-single-digit to mid-single-digit tiered running royalties on the net sales of the licensed products, including an annual minimum royalty beginning on a specified period after the first sale of a licensed product, and a share of certain payments that the Company may receive from sublicenses. In addition, in the event no milestone payments have been paid in certain years, the Company will be required to pay an annual license maintenance fee. A milestone payment is expected in 2023 with the completion of enrollment of dose-escalation of the Phase 1 INB-100 trial. The Emory License Agreement also requires the Company to reimburse Emory University for the cost of the prosecution and maintenance of the licensed patents. Pursuant to the Emory License Agreement, the Company is required to use its best efforts to develop, manufacture and commercialize the licensed product, and is obligated to meet certain specified deadlines in the development of the licensed products.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,169)	$(7,399)	$(22,409)	$(20,723)
Net loss per share—basic and diluted	$(0.23)	$(0.34)	$(0.79)	$(1.05)
Weighted-average number of shares used in computing net loss per share—basic and diluted	31,545,783	21,661,544	28,275,193	19,774,070

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	6,745,109	3,326,351	5,351,910	3,326,351

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

12. Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2023, the Company had four operating leases with required future minimum payments. In applying the transition guidance under Accounting Standards Update No. 2016-02, Leases (“ASC 842”), the Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2023, the Company has 10 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of September 30, 2023, the Company has one active lease from this leasing company. The terms of the lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of September 30, 2023 and December 31, 2022, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $264,000 and $262,000 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, approximately $254,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Amortization of finance right-of-use assets	$238	$90	$656	$341
Interest on finance lease liabilities	35	10	108	36
Operating lease cost	288	228	863	444
Short-term lease cost	136	85	417	297
Total lease cost	$697	$413	$2,044	$1,118

September 30, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$108
Cash paid for amounts included in the measurement of lease liability – operating leases	$900
Weighted-average remaining lease term – finance leases	1.96 years
Weighted-average remaining lease term – operating leases	4.27 years
Weighted-average discount rate – finance leases	9.5%
Weighted-average discount rate – operating leases	12.1%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at September 30, 2023 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2023	$221	$291
2024	766	1,212
2025	501	1,224
2026	51	1,013
2027	—	768
Thereafter	—	421
Total lease payment	1,539	4,929
Less: interest	129	1,077
Total lease liabilities	1,410	3,852
Less: short-term lease liability	715	783
Long-term lease liability	$695	$3,069

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. The pivotal role of gamma-delta T cells in immune function and activation against diseases such as cancer underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC, and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

We recently initiated enrollment in our Phase 2 multi-center clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma, or GBM, following clearance of our company-sponsored investigational new drug application, or IND, by the U.S. Food and Drug Administration, or FDA. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We anticipate that the Phase 2 trial will confirm the efficacy signal suggested by the investigator-initiated Phase 1 trial INB-200. We are also seeking to complete the ongoing Phase 1 clinical trial INB-200 for the treatment of newly diagnosed GBM. We expect to complete enrollment of Cohort 3 and to provide clinical updates throughout the remainder of 2023 and the first half of 2024. We presented an interim clinical update to INB-200 in an oral presentation at the American Society of Clinical Oncology, or ASCO Annual Meeting in June 2023. An additional clinical update is expected in the fourth quarter of 2023 at the Society of Neuro-Oncology, or SNO Annual Meeting on November 17, 2023 and presentation of long-term follow-up data at a medical meeting is expected in the first half of 2024. In addition, with additional funding, we plan to submit an IND in 2024 for the Phase 1b clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in patients with recurrent GBM. Should a favorable safety profile be determined in this Phase 1b portion of the study, the Phase 2 expansion portion will initiate, whereby GBM patients with recurrent and newly diagnosed GBM would both be eligible to receive the allogeneic genetically modified gamma-delta T cell product. In April 2023, we received orphan drug designation, or ODD, for the autologous and allogeneic INB-400 product from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

In INB-100, the investigator-initiated Phase 1 trial for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation, or HSCT, we determined a recommended Phase 2 dose, or RP2D. We also presented a clinical update at the

European Society for Blood and Marrow Transplantation, or EBMT Annual meeting in April 2023. We have completed primary enrollment of the Phase 1 clinical trial with updated results to be presented at the American Society of Hematology, or ASH, Annual Meeting on December 11, 2023 and additional long-term follow-up results expected in 2024 and 2025.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor T cell, or nsCAR, construct. We presented additional preclinical data demonstrating our proof-of-concept studies against the leukemia antigen targets CD19 and CD33, which demonstrated the ability of our nsCAR constructs to distinguish between tumors and healthy tissue at the American Association for Cancer Research, or AACR Annual meeting in 2023 and at our Research & Development Day in October 2023.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell, or iPSC, derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer, or SITC Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVd1+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome, or CRS and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, acute myeloid leukemia, or AML, and chronic myelogenous leukemia, or CML. Furthermore, cryopreservation did not impact the cells with the Vd1+ gamma-delta T cells showing comparable cytotoxicity to fresh cells, which allows them to be expanded and banked for potential on-demand clinical use. These data highlight our ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially ‘off-the-shelf’ platform for allogeneic cell therapy.

We intend to continue advancing our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications, such as ovarian cancer. We also announced positive preclinical data in a poster presentation at the American Society of Gene & Cell Therapy, or ASGCT, Annual Meeting in May 2023 demonstrating the potential application of DeltEx DRI in ovarian cancer and showed that our DeltEx gamma-delta T cells were able to target and kill ovarian cancer cells, even in platinum-resistant and treatment-resistant cell lines. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years.

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

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $12.9 million as September 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past May 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The condensed financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Other Third Quarter Business and Clinical Highlights

•
Presented two posters reporting biologic correlative data from the ongoing Phase 1 clinical trial of INB-200 in GBM and preclinical data on our iPSC gamma-delta T cell platform at SITC. The data presented from the INB-200 trial demonstrate the potential of single and repeat doses of DeltEx drug-resistant immunotherapy (DRI) to induce T cell persistence and sustained immune responses. Updated patient, enrollment and survival data from the ongoing INB-200 study will be presented at the SNO Annual Meeting on November 17, 2023. Data from our iPSC platform demonstrate the ability to kill multiple cancer types including ovarian cancer, GBM, CML and AML cell lines along with the potential to generate billions of iPSC-derived Vδ1+ T cells.
•
Completed dose escalation in the Phase 1 Trial of INB-100 in leukemia patients and will present clinical data at the upcoming ASH Annual Meeting on December 11, 2023. Enrollment in the dose escalation phase of the Phase 1 clinical trial (NCT03533816) of INB-100 is now closed. The presentation at ASH will highlight clinical data updating the efficacy results of INB-100 including complete responses (CRs) and durability.
•
Initiated enrollment for the company-sponsored Phase 2 trial of INB-400 in GBM. The Phase 2 clinical trial of INB-400 (NCT05664243), a genetically engineered gamma-delta T cell therapy, is open for enrollment and plans to enroll approximately 40 patients in “Arm A” of the study, in which autologous gamma delta cells will be used to treat patients with newly diagnosed GBM. The primary endpoint of the study is 12-month overall survival (OS) rate, and key secondary endpoints include tolerability, progression-free survival (PFS), overall response rate (ORR) and time to progression (TTP). The University of Louisville and The Cleveland Clinic are the first clinical sites activated to enroll patients. We will present a poster at the SNO Annual Meeting.
•
Hosted R&D Day on October 12, 2023, highlighting our unique Gamma-Delta T cell platform. The event offered the opportunity to gain Key Opinion Leader (KOL) insights into our clinical programs. Featured presentations included those from our management team on gamma-delta T cells, our manufacturing capabilities, an overview of the INB-100, INB-200, and INB-400 clinical programs, as well as presentations from key oncology thought leaders Leo Luznik, M.D., Professor of Oncology at Johns Hopkins Medicine and Michael Bishop, M.D., Director of the David and Etta Jones Center for Cellular Therapy at the University of Chicago, featuring the topics of allogeneic transplantation and the challenges of leukemic relapse.

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
•
expenses incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations, or CMOs, and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
•
costs to manufacture drug product candidates for use in our preclinical studies and clinical trials;
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

Other Income

We entered into a non-recurring contractual arrangement in early 2023 with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in their research activities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$3,786	$4,255	$(469)
General and administrative	3,383	3,144	239
Total operating expenses	7,169	7,399	(230)
Loss from operations	(7,169)	(7,399)	230
Net loss	$(7,169)	$(7,399)	$230

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses:
INB-100	$106	$50	$56
INB-200	350	176	174
INB-400	566	1,660	(1,094)
Unallocated expenses
Preclinical expenses	(12)	18	(30)
Personnel expenses (including stock-based compensation)	2,096	1,583	513
Facility-related and other expenses	680	768	(88)
Total research and development expenses	$3,786	$4,255	$(469)

Research and development expenses were $3.8 million for the three months ended September 30, 2023, compared to $4.3 million for the comparable prior year period. The decrease of $0.5 million was primarily due to a $0.9 million decrease in direct clinical costs including a decrease of $1.1 million for INB-400 related to the IND filing completed in the prior period, partially offset by $0.1 million increase for both INB-200 and INB-100. Facility-related and other expenses decreased by $0.1 million primarily due to a decrease in operating lease expenses. The overall decrease was partially offset by an increase of $0.5 million in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2023, compared to $3.1 million for the comparable prior year period. The increase of $0.3 million was primarily due to an increase in professional services incurred in the current period.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$12,305	$10,140	$2,165
General and administrative	10,434	10,583	(149)
Total operating expenses	22,739	20,723	2,016
Other income	330	—	330
Loss from operations	(22,409)	(20,723)	(1,686)
Net loss	$(22,409)	$(20,723)	$(1,686)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses:
INB-100	$380	$146	$234
INB-200	605	758	(153)
INB-400	2,690	2,760	(70)
Unallocated expenses
Preclinical expenses	44	103	(59)
Personnel expenses (including stock-based compensation)	6,165	4,225	1,940
Facility-related and other expenses	2,421	2,148	273
Total research and development expenses	$12,305	$10,140	$2,165

Research and development expenses were $12.3 million for the nine months ended September 30, 2023, compared to $10.1 million for the comparable prior year period. The increase of $2.2 million was primarily due to a $2.0 million increase in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount. Facility-related and other expenses increased by $0.3 million due primarily to general increases in research and development activities in connection with program development and depreciation expenses, offset in part by decreased rent expenses. The overall increase was partially offset by a decrease of $0.1 million in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the nine months ended September 30, 2023, compared to $10.6 million for the comparable prior year period. The decrease of $0.2 million was primarily due cost savings related to D&O insurance premiums, offset by an increase in professional services.

Other Income

Other income was $0.3 million for the nine months ended September 30, 2023. We did not have other income for the comparable period in the prior year. The increase of $0.3 million was primarily due to a contractual arrangement with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in its research activities.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $101.3 million of gross proceeds from the sale of our securities.

As of September 30, 2023, we had cash of $12.9 million. Our plan of operation is to continue implementing our business strategy, continue research and development of INB-100, INB-200, INB-400 and our other product candidates and continue to expand our research pipeline and our internal research and development capabilities. Based on this business strategy, our existing cash as of September 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past May 2024.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. During the nine months ended September 30, 2023, we have sold 7,430,772 shares of common stock under the ATM program for an aggregate of $14.3 million in net proceeds.

Going Concern

Our condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the condensed financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $12.9 million as of September 30, 2023 will not be sufficient to fund the projected operating expenses and capital expenditure requirements past May 2024. We continue to take measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the condensed financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” Our condensed financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Funding Requirements

We expect our expenses to increase substantially contingent on additional funding in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, the costs of manufacturing our clinical and preclinical product candidates, clinical costs, legal and other regulatory expenses and general overhead costs.

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
•
the cost and timing of manufacturing clinical and commercial supplies of our current and future product candidates;
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
•
addressing any potential interruptions, delays and/or cost increases resulting from public health crises, increased interest rates and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war;
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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures, public health crises such as the COVID-19 pandemic and other geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of September 30, 2023 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of September 30, 2023, we had fixed lease payment obligations of $6.5 million, with $2.0 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(18,490)	$(16,172)
Net cash used in investing activities	(528)	(2,442)
Net cash provided by financing activities	13,692	9,241
Net decrease in cash and restricted cash	$(5,326)	$(9,373)

Operating Activities

Cash used in operating activities was $18.5 million during the nine months ended September 30, 2023, primarily due to our net loss of $22.4 million and changes in operating assets and liabilities of $1.1 million, partially offset by an increase in non-cash charges of $5.0 million. Decreases in our operating assets and liabilities consisted primarily of $1.2 million in accounts payable and $0.6 million in long-term operating liabilities, partially offset by an increase of $0.3 million in prepaid expenses and other current assets, $0.3 million in accrued expenses and other current liabilities relating to accrued leasehold improvements and accrued manufacturing costs and $0.1 million in short-term operating liabilities. Increases in our non-cash charges consisted primarily of $3.1 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $1.2 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.7 million of depreciation.

Cash used in operating activities was $16.2 million during the nine months ended September 30, 2022, primarily due to our net loss of $20.7 million, partially offset by an increase in our operating assets and liabilities of $1.3 million and non-cash charges of $3.3 million. The increase in our operating assets and liabilities consisted primarily of $1.0 million in accrued expenses and other current liabilities relating to accrued leasehold improvements and accrued manufacturing costs, and $0.7 million in accounts payable, partially offset by $0.4 million in long-term operating lease liabilities due to a manufacturing service agreement that commenced in the third quarter of 2022. Increases in our non-cash charges consisted primarily of $2.5 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.7 million in amortization of operating and finance leases for the quarter and $0.1 million of depreciation.

Investing Activities

Cash used in investing activities was $0.5 million during the nine months ended September 30, 2023, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $2.4 million during the nine months ended September 30, 2022, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $13.7 million during the nine months ended September 30, 2023, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $14.3 million offset by principal payments of $0.6 million on our leases.

Cash provided by financing activities was $9.2 million during the nine months ended September 30, 2022, primarily due to proceeds received from the issuance and sale of common stock in our underwritten public offering completed in August 2022.

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

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the nine months ended September 30, 2023 and as of the date of this report that had a material impact on the condensed financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on the condensed financial statements.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Public opinion and scrutiny of cell-based immunotherapy and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business, raise additional capital and our business plans.
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
•
Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions, such as the Russia-Ukraine and the Israel-Hamas war, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.
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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Our existing cash as of September 30, 2023 will not allow us to fund our operations past May 2024. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including debt or equity financings or other arrangements.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, inflation expectations, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose their investment.

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

We have incurred significant operating losses since inception. Our net loss was $22.4 million and $20.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $83.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which we would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-400, INB-200, and INB-100, in our ongoing clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-400, INB-200, and INB-100, in ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized.

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

To date, we have only tested INB-200 and INB-100 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing at a single site. To date, our clinical trials have been run at academic/tertiary care centers. As we continue developing our lead product candidates and initiate multi-center clinical trials of our product candidates, including potentially at community hospitals, SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor’s products and/or programs such as claims that cell-based immunotherapy is unsafe, unethical, inefficacious, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business, ability to raise additional capital and/or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will cover approximately 200 patients after an additional large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2023, we owned, co-owned or exclusively licensed three issued U.S. patents, five issued European patents, 11 other issued foreign patents, nine pending U.S. applications, one pending PCT application and 49 other foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

As of September 30, 2023, we had 31 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the Israel-Hamas war and the Russia-Ukraine war, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. The Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Based upon shares of our common stock outstanding as of September 30, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 37% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

General Risk Factors

Unstable market and economic conditions, including as a result of recent bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine and/or the Israel-Hamas war, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our liquidity, current financial condition and projected business operations.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, the Federal Deposit Insurance Corporation (“FDIC”) has taken Silicon Valley Bank, Signature Bank, Silvergate Capital Corp., and most recently, First Republic Bank, into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits would have a material adverse effect on our business and financial condition. here can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the FDIC or U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

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

Not applicable.

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

IN8bio, Inc.

Date:	November 9, 2023	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)