Form 10-K
period 2023-12-31
IN8BIO, INC.
filed 2024-03-14
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.54 per share of the Registrant’s common stock as reported on the Nasdaq Stock Market LLC on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter was $22.7 million. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2024 was 43,287,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders of the Registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

261071999 v3

In this report, unless otherwise stated or the context otherwise indicates, the terms “IN8bio, Inc.,” “the company,” “we,” “us,” “our” and similar references refer to IN8bio, Inc. “IN8BIO,” “INEIGHTBIO,” “Cancer Zero,” the IN8BIO logo, DeltEx and other trademarks, trade names or service marks of IN8bio, Inc. appearing in this Annual Report are the property of IN8bio, Inc. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto. The images found on pages 13, 17, 21 and 26 of this Annual Report were created with biorender.com and the image found on page 29 of this Annual Report was from BioPharma Dealmakers, March 2023.

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
•
our ability to obtain regulatory approval of our current and future product candidates, including our ability to file investigational new drug applications to commence additional clinical trials;
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
•
our expectations regarding the impact of bank closures, public health crises and geopolitical tensions, such as the Russia-Ukraine and Israel-Hamas wars, on our business, our industry and the economy;
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. The pivotal role of gamma-delta T cells in immune function and activation against diseases such as cancer underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC, and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

We recently initiated enrollment in our Phase 2 multi-center clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma, or GBM. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We anticipate that the Phase 2 trial will confirm the efficacy signal suggested by the investigator-initiated Phase 1 trial known as INB-200. We have completed enrollment of Cohort 3 for INB-200 and will provide clinical updates and long-term follow-up data at medical meetings throughout 2024. We presented an interim clinical update to INB-200 in an oral presentation at the American Society of Clinical Oncology, or ASCO, Annual Meeting 2023 and an update via poster at the Society of Neuro-Oncology or SNO Annual Meeting in 2023. In addition, with additional funding, we plan to submit an investigational new drug application, or IND, in 2025 for the Phase 1b/2 clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in patients with recurrent and newly diagnosed GBM. Should a favorable safety profile be determined in the Phase 1b recurrent GBM portion of the study, we expect to initiate the Phase 2 expansion portion, whereby GBM patients with recurrent and newly diagnosed GBM would both be eligible to receive the allogeneic genetically modified gamma-delta T cell product. In April 2023, we received Orphan Drug Designation, or ODD, for the autologous and allogeneic INB-400 product from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

In INB-100, the investigator-initiated Phase 1 trial for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation, or HSCT, we determined a recommended Phase 2 dose, or RP2D. We have completed primary enrollment of the Phase 1 clinical trial and we presented a clinical update at the European Society for Blood and Marrow Transplantation, or EBMT Annual Meeting in April 2023 and at the American Society of Hematology, or ASH, Annual Meeting in December 2023. The complete remission or CR data to date, combined with INB-100’s benefit/risk profile are encouraging for the treatment of hematological malignancies and the trial is being expanded by 10 patients at Dose Level (DL) 2, the RP2D. Additional expansion patient enrollment is on-going and updated data is expected to be presented at medical meetings in 2024 with additional long-term follow-up results expected in 2025.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor T cell, or nsCAR, construct. We presented additional preclinical data demonstrating our proof-of-concept studies against the leukemia antigen targets CD19 and CD33, which demonstrated the ability of our nsCAR constructs to distinguish between tumor and healthy tissue at the American Association for Cancer Research, or AACR Annual Meeting in 2023 and at our Research and Development Day, or R&D Day, in October 2023. We expect to present an update at the 2024 AACR Annual Meeting in April.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell, or iPSC, derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer, or SITC, Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVdelta1+ or iVd1+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome, or CRS and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, acute myeloid leukemia, or AML, and chronic myelogenous leukemia, or CML. Furthermore, cryopreservation did not impact the cells with the Vd1+ gamma-delta T cells showing comparable cytotoxicity to fresh cells, which allows them to be expanded and banked for potential on-demand clinical use. These data highlight our ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially ‘off-the-shelf’ platform for allogeneic cell therapy.

Chemotherapy, a mainstay of solid tumor treatment, can deplete and damage immune cells, limiting their ability to seek and kill tumors. Despite these limitations, chemotherapy continues to be used in standard-of-care regimens because of its ability to rapidly and directly kill tumors. Chemotherapy, however, can also result in residual tumor cells that are chemotherapy resistant and lead to disease recurrence. Recent studies show that the injury response to DNA damage from chemotherapy in tumor cells can promote anti-tumor immune activity and impact subsequent tumor rejection. These positive immune effects are obstructed by the lymphodepleting properties of chemotherapy, which can severely reduce the number of immune cells, such as gamma-delta T cells, that can seek out and kill the residual tumor cells. We have leveraged our proprietary genetic modifications of gamma-delta T cells to protect the cells from chemotherapy-induced damage, allowing for their concurrent delivery with chemotherapy. This could potentially enable our candidates to recognize and kill residual tumor cells, including chemotherapy-resistant cells and cancer stem-cells, by attacking at the time when the tumor is experiencing maximum chemotherapy-induced stress and vulnerability. We have termed this approach as our “DeltEx drug resistant immunotherapy,” or DeltEx DRI, and it is the basis for several of our programs. We were the first company to advance genetically modified gamma-delta T cells into the clinic and one of only two companies, to have produced gamma-delta T cells from iPSCs. In addition, we believe we are the only company to have demonstrated the ability to derive both Vd1+ and Vdelta2+, or Vd2+ gamma-delta T cells from iPSCs. In order to develop an off-the-shelf therapy, we are also testing the safety of a donor-derived, expanded, activated, non-genetically modified gamma-delta T cell therapeutic candidate, or DeltEx Allo, for the treatment of leukemia. We believe we are the first company to demonstrate the in vivo expansion and long-term persistence of allogeneic donor-derived gamma-delta T cells in the clinic.

Our DeltEx platform is designed to overcome many of the challenges associated with the expansion, genetic engineering, and scalable manufacturing of gamma-delta T cells. This approach allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. Our capabilities stem originally from the knowledge and experience now passed to our team by our scientific co-founder, Lawrence Lamb, PhD, who has been working with cellular therapies and specifically gamma-delta T cells since the early 1990s. Dr. Lamb published some of the earliest manufacturing methods for gamma-delta T cells and has extensive experience scaling and conducting GMP manufacturing. He was an inspector and auditor for the Foundation for the Accreditation of Cellular Therapy, or FACT, for over 20 years. We believe that our unique corporate insights into the advanced manufacturing and biology of gamma-delta T cells provide us with an innovative approach toward treating cancer that capitalizes on the particular properties of gamma-delta T cells. We have advanced three novel programs into the clinic that have the potential to demonstrate durable tumor responses. We have used the DeltEx platform to create our deep pipeline of innovative allogeneic, autologous, iPSC and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes.

Going Concern

Our existing cash will only fund our operations into January 2025. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our at-the-market offering, or ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, pursuant to the December 2023 private placement, we may receive an additional $14.8 million in aggregate proceeds if the holders of our Series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon our public announcement of INB-100 data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of $17.7 million from the exercise of our outstanding Series B ordinary warrants issued in the December 2023 private placement. There is no assurance, however, that we will receive any additional proceeds from the December 2023 private placement or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. Accordingly, the report from our independent registered public accounting firm for the year ended December 31, 2023, includes an explanatory paragraph stating that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern.

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

Stage of Development

Product Candidate	Approach	Initial Indication	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
INB-200	DeltEx DRI*	Glioblastoma (GBM)					• Completion of Phase 1 enrollment • Long-term follow-up results at multiple medical meetings in 2024
INB-100	DeltEx Allo	Leukemia					• Enroll patients in expansion cohort at DL 2 • Report long-term follow-up results at multiple medical meetings in 2024 • Potentially submit IND for Phase 3 RCT trial^
INB-400	DeltEx DRI Auto	GBM (front-line)					• Dose first patient in 1H24
	DeltEx DRI Allo	GBM (relapsed and front-line) Ovarian					• Potentially submit IND for Allo Phase 1b in relapsed GBM in 2024^
INB-300	Non-signaling CAR-T	TBD					• Updated proof-of-concept data on nsCAR platform targeting AML at AACR 2024
INB-500	iPSC gamma-delta T cells	TBD					

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
^Timing of Next Anticipated Milestones are estimates based on the successful raise of additional capital to fund our programs and subject to change

Figure 1. Pipeline Chart

INB-200 is a genetically modified autologous gamma-delta T cell product currently in a Phase 1 clinical trial. In preclinical studies, our DeltEx DRI technology has been shown to allow gamma-delta T cells to survive and remain functional at therapeutic and supratherapeutic concentrations of chemotherapy. Such levels, which would normally be toxic to immune cells, demonstrate the ability of our DeltEx DRI gamma-delta T cells to be used concomitantly with chemotherapy for the treatment of multiple solid tumor cancers. We engineered INB-200 to be resistant to alkylating agents such as temozolomide, or TMZ, and the nitrosources as a class of chemotherapeutic drugs designed to be used in the treatment of GBM and other cancers. This could allow INB-200 to be administered in combination with the current standard-of-care in the newly diagnosed treatment setting where median overall survival has remained at 14 to 16 months since 2005. In preclinical studies, we demonstrated that such concomitant combinations resulted in durable improvements in long-term overall survival and complete eradication of tumor in 80% of animals. The current INB-200 Phase 1 clinical trial is a dose escalation protocol for newly diagnosed GBM patients at the Heersink School of Medicine and O’Neal Comprehensive Cancer Center at the University of Alabama at Birmingham, or UAB. The protocol is designed to evaluate single and multi-dose schedules of a fixed concentration of DeltEx DRI gamma-delta T cells. We have completed enrollment of Cohort 3 and expect to provide clinical updates throughout 2024 and long-term follow-up in 2025.

INB-100, our first allogeneic DeltEx product candidate, was developed to demonstrate the safety of donor-derived expanded and activated gamma-delta T cells that do not undergo additional genetic modification. This product candidate is being administered in a dose-escalation Phase 1 clinical trial for the treatment of patients with high-risk hematologic malignancies that are undergoing allogenic HSCT. Acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, represent two of the three most common allogeneic HSCT-treated cancers, accounting for approximately 50% of all allogeneic HSCTs. We have developed scalable methods to expand and activate gamma-delta T cells from peripheral blood in an automated manufacturing device. Prior clinical observations have shown that high numbers of circulating gamma-delta T cells have been correlated with improved survival outcomes in HSCT patients. This Phase 1 dose-escalation clinical trial of INB-100 in allogeneic HSCT patients is being conducted at the University of Kansas Cancer Center. We currently expect to complete enrollment of the expansion cohort of this Phase 1 clinical trial in 2024, with updated results throughout 2024. Topline results of the expansion cohort currently being enrolled are expected in 2025.

INB-400 is in Arm A of the Phase 2 clinical trial using our autologous DeltEx DRI product candidate to treat newly diagnosed GBM. The INB-400 clinical trial will further confirm the clinical efficacy of DeltEx DRI therapy in a large national multicenter trial. Patient enrollment in the autologous Arm A was initiated and we currently expect to report initial data from the Phase 2 clinical trial in 2025. Per FDA Guidance for Industry finalized on November 4, 2022, allogeneic product candidates constitute a separate drug product and require a separate IND. Arms B and C of the INB-400 trial will evaluate the safety of genetically modified, allogeneic DeltEx DRI gamma-delta T cells in both the relapsed and newly diagnosed GBM patient populations. Clinical data and experience from the Phase 1 clinical trials of INB-200 and INB-100 will be utilized to support submission of an IND for the allogeneic arms of INB-400 expected in 2025. We believe this is the first time a similar gene-edited construct has been tested in both the autologous and allogeneic settings.

We are also developing a broad portfolio of preclinical programs utilizing the unique biology of gamma-delta T cells in our efforts to achieve our mission of Cancer Zero. INB-300 is a preclinical program focused on developing unique nsCAR-enabled DeltEx product candidates with which we expect to target difficult liquid tumors and extracranial solid tumors. The current generation of CAR-T products on the market and in development seek to destroy specific antigen targets such as CD19, CD20, BCMA, CD33, and CD123 among others. These CAR-Ts eliminate tissues expressing the target irrespective of whether they are tumor or healthy tissues. Early data from the CD19 CAR-Ts demonstrate that they drive aplasia of the normal and malignant B-cell compartment. This becomes problematic as many selected antigen targets are also expressed on healthy tissues that are crucial for the continuation of life, especially in solid tumor cancers. Our gamma-delta based nsCAR technology is focused on addressing this challenge in various solid and liquid tumors. Our nsCAR platform uses the innate immune recognition of gamma-delta T cells to distinguish between tumor and healthy tissue, offering a targeted but potentially less toxic approach. These constructs lack a CD3z signaling domain that would typically force T cell activation through the CAR and antigen binding domain. Instead, this T cell utilizes the CAR to localize to the target tumor cells and T cell activation is triggered by the endogenous receptors of the gamma-delta T cell including NKG2D, CD16, toll-like receptors, and gamma-delta TCR among others to actually induce killing of the target tumor cells. The nsCAR platform has demonstrated a greater than 15x difference in killing between leukemic cells and healthy B cells (effector to target, or E:T, ratio=2:1, 79.7% versus 5.2%) when both express the CD19 target antigen. The nsCAR platform can also be engineered to express the cytokine interleukin-15 (IL-15) to enhance cellular persistence and the ability to target and kill tumor cells over time. At our R&D Day in October 2023, we presented the initial data of an nsCAR targeting CD33 and co-expressing IL-15 for AML. Initial cytotoxicity data demonstrated ns33CAR+IL-15 killing of approximately 3% against CD34+ hematopoietic progenitor cells, or HPCs versus an average of approximately 65% killing against three separate AML cell lines at an E:T ratio of 8:1. We expect to provide additional preclinical updates on this program at the 2024 AACR conference in April 2024. We believe that the platform has the potential to broaden the utilization of CAR technology for previously “undruggable” solid and liquid tumor targets. Additional internal programs are focused on advanced manufacturing methodologies such as iPSCs and on logical combinations with other therapies approved by the FDA.

As of December 31, 2023, our intellectual property portfolio consists of 10 patent families that broadly protect our DeltEx platform and our product candidates, both through composition of matter and method of use. Our patents broadly cover genetic modification to gamma-delta T cells that confers chemotherapy resistance. Our future product candidates could incorporate additional proprietary genetic alterations designed to make them resistant to other chemotherapies utilized to treat multiple types of solid tumor cancers. Our patents also cover the method of generating these genetically engineered cells from patients or donors and their use in multiple solid and liquid tumors. Our portfolio broadly covers the use of allogeneic gamma-delta T cells in HSCT. Finally, we have patent families that cover the composition of our CAR constructs in gamma-delta T cells, specifically in our DeltEx DRI cells, and their use in multiple solid and liquid tumors.

Our Strategy

We are dedicated to leveraging our DeltEx platform to develop next generation cell therapies that we believe can dramatically improve outcomes for cancer patients in our efforts to achieve our mission of Cancer Zero. To achieve this goal, our strategy is as follows, which is dependent on our ability to raise additional capital or successfully deploy other strategic options:

•
Continue advancing our lead clinical product candidates, INB-400, INB-200 and INB-100. INB-200 is our autologous DeltEx DRI program that we are initially developing for the treatment of newly diagnosed GBM. We are conducting a Phase 1 dose-escalation clinical trial assessing single and multiple dosing schemas at UAB. We expect to complete enrollment of Cohort 3 with clinical updates expected throughout 2024 and long-term follow-up in 2025. We are conducting a Phase 2 multi-center clinical trial of INB-400, our company-sponsored clinical program using our autologous DeltEx DRI product candidate to treat newly diagnosed GBM. We have initiated patient enrollment and expect to report initial data from the Phase 2 clinical trial in 2025. We are also conducting a Phase 1 dose escalation clinical trial of INB-100, our allogeneic DeltEx product candidate in patients with hematologic malignancies undergoing allogeneic HSCT, from which we currently expect to complete enrollment of the expansion cohort of the Phase 1 clinical trial in 2024, with updated results throughout 2024 and topline results in 2025.
•
Advance INB-500 and INB-300 into clinical development, subject to receiving authorization from FDA pursuant to company-sponsored INDs. INB-300 is a DeltEx nsCAR construct, for which we are testing various antigen recognition domains in our efforts to advance a program to IND enabling studies. We expect to present additional data demonstrating our progress and proof-of-concept for this program at the 2024 AACR Annual Meeting. INB-500 is the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. Our feeder cell and serum free expansion and differentiation protocols have demonstrated an ability to generate both Vd1+ and Vd2+ gamma-delta T cell subclones. These cells have high-cytotoxicity, and we are exploring avenues for advancement and potential partnering.
•
Leverage our DeltEx platform for additional indications and product candidates. We will continue to advance internal research including the application of our proprietary DeltEx DRI approach into additional liquid and solid tumor indications. We are also developing additional discovery programs that could incorporate additional proprietary genetic modifications in our DeltEx platform designed to address both solid and liquid tumors. We expect to submit several INDs using technology assessed in INB-100, INB-200 and INB-400, including in combination with other therapeutics and in other solid tumors outside of GBM over the next several years.
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

Since 2017, the FDA has approved multiple autologous CAR-T cell therapies, KYMRIAH®, Yescarta®, Breyanzi®, Abecma® TECARTUS®, and CARVYKTI®, which have been transformative in the treatment of certain hematological cancers, but CAR-Ts have had extremely limited efficacy in solid tumors to date. This lack of efficacy in solid tumors underscores the inherent challenges of CAR-T approaches. Many of the limitations of CAR-T cell therapies are related to the fundamental dynamics of solid tumors and T cell biology. This includes (i) the potential inability to effectively target the entire tumor using a single antigen CAR due to tumor heterogeneity, (ii) the potential inability to effectively penetrate the tumor microenvironment, or TME, due to physical barriers such as tumor bulk, (iii) the lack of tumor antigens, which are ubiquitously and uniquely expressed on tumor cells, (iv) potential limited T cell function due to the immunosuppressive TME, including regulatory T cells, or Tregs, and other immune-suppressive cells, (v) limited ability to efficiently deliver cells directly to the tumor site to generate a high effector to target, or E:T ratio, and (vi) the inability to combine with effective chemotherapeutic regimens due to the chemosensitivity of immune cells. Additional challenges that have potentially hampered widespread adoption of existing CAR-T technologies include scalability, safety and cost.

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

Despite these advantages, the development of CAR-NKs has faced several key challenges — in particular, manufacturing difficulties and limited scalability, their sensitivity to cryopreservation leading to a loss of viability and cytotoxicity, a limited ability to efficiently introduce genetic modifications, and lower cell persistence. Importantly, against solid tumors, the addition of a CAR to overcome KIR inhibition in an NK cell overrides their endogenous ability to target multiple receptors and results in a single antigen targeting CAR with the same limitation towards relapse due to tumor heterogeneity and ultimately antigen escape as a traditional CAR-T. In 2023, early CAR-NK cell clinical data provided to be disappointing due to the lack of persistence of NK cell based cellular therapies and their durability of response. Data published in a major journal in early 2024 demonstrated that NK cells that enter the solid tumor microenvironment can be rapidly reprogramed into dysfunctional tissue resident cells that lack effector function and anti-tumor activity. These observations have resulted in significant pipeline changes and the termination of multiple programs by major biotechnology and pharmaceutical companies developing NK or iNK cell therapies in 2023.

The inherent and engineered limitations of these therapies, particularly in the solid tumor setting, creates substantial opportunity for improved and differentiated cell therapies for cancer.

Why Gamma-Delta T Cells?

Gamma-delta T cells are a unique subset of immune cells that sit at the nexus of the innate and adaptive immune systems and possess properties of both, performing diverse immune functions including protection against tumors. This combination of features conveys functional abilities that make them ideally suited for use in cell therapy against cancer. They typically account for up to 10% of T cells but can undergo rapid activation and expansion in response to diseased or damaged tissue. As gamma-delta T cells bridge between the innate and adaptive immune response, they are thought to have greater persistence than NK cells. Our own histopathological data from the INB-200 clinical trial has demonstrated both an increase in the number gamma-delta T cells and their continued presence in the tumor microenvironment, or TME, approximately 150 days following infusion of our DeltEx DRI modified gamma-delta T cells. The University of Pennsylvania published data in the journal Nature in February 2022 that demonstrated decade-long leukemia remissions in two patients with chronic lymphocytic leukemia. The data showed persistence of highly activated CD4+ CAR-T cells including a large population of gamma-delta CAR-T cells that prominently expanded in one patient along with CD8+ CAR T cells. More recently, surprising data from our own INB-100 program in leukemia patients undergoing HSCT has demonstrated the in vivo expansion and long-term persistence of allogeneic gamma-delta T cells now for as long as 365 days.

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

Gamma-delta T cells also have the inherent ability to recognize a broad array of cellular stress signals, leading to both direct tumor cell killing as well as activation of a multifaceted immune response. Gamma-delta T cells have been observed to directly recognize and respond to a variety of MHC-like stress-induced self-antigens expressed by malignant cells without previously having the antigen presented, similar to NK cells. This recognition of stress antigens is achieved through a combination of gamma-delta TCRs, natural killer receptors, or NKRs, such as NKG2D, DNAM-1, and toll-like receptors, or TLRs. This diversity of receptors is central to gamma-delta T cells’ ability to identify healthy versus diseased tissue and may also contribute to their ability to effectively target cells, such as tumor cells with high variability and/or heterogeneity, thereby reducing antigen escape as shown in Figure 4.

Figure 4. Innate Immune Cell Receptors of Gamma-Delta T Cells

The following highlights key potential advantages of gamma-delta T cells in comparison to other cell therapies for cancer:

•
Differentiate between healthy and cancer cells. By using a combination of signaling receptors, including gamma-delta TCR, NKG2D, DNAM-1, and TLR, among others, gamma-delta T cells can safely distinguish between safe and dangerous tissues, such as cancerous tissues, within the body.
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

Figure 8. Reproducible & Scalable Manufacturing Process

Scientific Basis for Vd2+ Versus Vd1+ Gamma-Delta T Cells as Therapy for Solid Tumors

There are several diverse subsets of gamma-delta T cells. The most predominant circulating subsets are the Vdelta2 positive, and the Vdelta1 positive. These cell types have specific features that impact their therapeutic potential across different indications. Vd2+ cells comprise approximately 2 to 10% of the circulating cell population. The Vd1+ cells are a minor (<2%) circulating subset, but abundant in specific tissues, such as the intestines and the skin. While both subsets express NKG2D receptors that recognize stress ligands, only the Vd2+ subset can function as a professional APC, which can process and present antigens, recruit and activate additional immune cell types, a function that has not been documented for the Vd1+ T cell compartment and may make the Vg9Vd2 subset more attractive for use in solid tumor cancers. While there may be a potential utility for the Vd1+ subset for some cancers, we are currently focused on developing therapeutic candidates using Vd2+ cells, which we believe may have certain advantages over the Vd1+ subset in certain indications. While Vd1+ cells have previously shown greater persistence in the autologous setting, this increased persistence in the allogeneic setting (other than allogeneic HSCT) may be irrelevant as host immune system recovery could result in their rejection by host NK cells which recover following lymphodepletion within approximately 15 to 30 days. Additionally, Th1 effector Vd1+ cells can be reprogrammed to a tumor promoting Th17, or IL-17 secreting, subtype after entering the microenvironment of certain tumors. While current ex vivo expansion methods for Vd1+ cells have not resulted in pro-tumorigenic Th17-type responses to date, the potential for reprogramming of therapeutic Vd1+ cells within the TME remains a possibility. In contrast, Vd2+ cells are not known to produce Th17 or pro-tumoral subtypes.

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

Our Product Candidates

INB-200 for the Treatment of Solid Tumors

INB-200 is our novel genetically modified autologous DeltEx product candidate that we are developing for the treatment of solid tumors. We engineered INB-200 to be used as an adjunct to the current standard-of-care treatment by engineering it to be resistant to certain types of alkylating chemotherapies. Alkylating chemotherapies function by creating DNA damage and strand breaks that lead to cell suicide or apoptosis. The protein O-6-Methylguanine-DNA Methyltransferase, or MGMT, is a primary DNA repair protein capable of repairing damage to DNA caused by certain chemotherapies that prevents cell death. Through the introduction of a gene encoding MGMT into gamma-delta T cells, these genetically modified DeltEx DRI cells are designed to survive concurrent dosing with chemotherapy and remain functional. In preclinical studies in patient-derived xenografts, published in the Nature portfolio journal Scientific Reports in October 2021, INB-200 demonstrated antitumor activity, including long-term survival and eradication of the tumor as evidenced by histopathology. We are initially developing INB-200 to treat newly diagnosed patients with GBM during the maintenance phase following resection and initial radiation and chemotherapy. We are conducting an investigator-initiated Phase 1 clinical trial assessing multi-dose schedules in patients with newly diagnosed GBM, which was initiated by L. Burt Nabors, M.D. at UAB. We completed enrollment of Cohort 3 in 2023, with clinical updates expected throughout 2024 and long-term follow-up in 2025.

GBM Overview

GBM is a particularly aggressive form of brain cancer, in which tumor cells invade the surrounding neural tissue, rendering a cure with surgical resection and chemotherapy unlikely. The incidence of GBM in the United States is estimated to be approximately three in 100,000 individuals, with almost 14,500 new cases having been estimated in 2023 by the National Brain Tumor Society. Surgical resection followed by radiation and TMZ has been the current standard-of-care since 2005, but it is only able to control tumor growth in approximately 30% of patients. Based on current standard-of-care, tumor recurrence typically occurs within one year after initial diagnosis and treatment. A third-party trial published in 2017 indicated that older newly diagnosed GBM patients with unmethylated MGMT treated with radiation therapy and TMZ had median progression free survival of only 4.8 months (95% CI (4.3-5.6)) while median overall survival for GBM patients remains about 16 months irrespective of tumor methylation status. Ultimately, virtually all patients will relapse, creating a significant unmet medical need with a potential global market opportunity greater than $4 billion.

Our Solution — INB-200 and INB-400 for the Treatment of Newly Diagnosed GBM

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

Our gamma-delta T cell technology has the potential to be a more durable therapy due to limited resistance mechanisms developing in response to it. By combining our INB-200 and INB-400 therapeutic candidate concurrently with alkylating chemotherapies, our approach can promote the upregulation of stress ligands across all three of these categories, making the GBM cells identifiable by our DeltEx DRI cells. CAR-T therapies or any targeted therapy that targets a single antigen is prone to loss of efficacy over time as tumor cells lose, downregulate, or shed the tumor target in response to persistent stimulation. Unlike other CAR-T therapies that are reliant on a single tumor target to ensure tumor cell engagement, our technology generates a stressor that upregulates ligands, i.e., NKG2D ligands, that then activate the gamma-delta T cells. These ligands comprise an intrinsic stress mechanism that is upregulated with hypoxia, DNA instability or any condition that generates circumstances that may limit cell viability. Therefore, there is less likelihood of loss of NKG2D ligands as it is impossible to eliminate all stressors that lead to upregulation of NKG2D ligands that activate gamma-delta T cells. Our unique approach seeks to increase tumor antigen density on the surface of tumor cells to drive activation of immune responses and via an antigen that is tumor agnostic. By pairing our therapy with TMZ we are harnessing the ability of TMZ to upregulate multiple NKG2D ligands to ensure the gamma-delta T cells have the appropriate activation signals already in place to maximize their activity.

We also intend to investigate TMZ in combination with other chemotherapies in the future, which may drive this NKG2D expression further. This may be able to drive to deeper antitumor immune responses that could lead to prolonged progression free survival and increased overall survival and would be combinations to assess in future combination studies.

We believe newly diagnosed GBM may be the ideal indication to assess the potential of INB-200 and INB-400 to drive clinical antitumor activity due to the intrinsic role that TMZ plays in its therapy and with the ability to ensure targeted therapeutic delivery to the tumor site. A third-party paper analyzing the impact of pre-conditioning on the TME to enhance solid tumor CAR-T cell therapy indicated that single-antigen targeting CAR-Ts have been hampered by tumor antigen escape, immune suppression, and lack of T cell trafficking. The inability to infiltrate the tumor site was due largely to the trapping of adoptively transferred cells in first-pass tissues, such as the lung and liver rather than trafficking to the targeted tumor sites. We believe our approach minimizes the risk of tumor antigen escape because TMZ causes the upregulation of cellular stress signals, consisting of multiple polyclonal ligands that can be recognized by the gamma-delta T cell. Furthermore, our DeltEx DRI approach in newly diagnosed GBM was specifically designed to overcome challenges of systemic T cell localization. The administration of DeltEx DRI cells in INB-200 and INB-400, through an intracranial catheter, directly to the tumor resection site ensures access of the cells to the tumor site and may increase the effector to target, or E:T ratio, and permits localizing the therapy to the specific target area, improving the antitumor activity of cell therapies over intravenous delivery. In the past, other novel modalities, such as treatment with adeno-associated virus, or siRNAs, demonstrated early clinical response by also targeting locally deliverable organ systems such as the eye or liver. Newly diagnosed GBM patients have a more intact immune system that does not have the immune suppression resulting from multiple rounds of earlier chemotherapy and/or radiation as do relapsed populations in whom the CAR-T therapies have been assessed. All immune therapies require an adequate baseline immune activity to maximize their effect. Hence, introducing this therapy in a newly diagnosed population may ensure that the patients have more robust immune systems available to fully mobilize upon tumor cell destruction caused by gamma-delta cell therapy.

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

Eligible patients receive standard-of-care therapy, which includes surgical resection of the GBM tumor, post-surgical induction TMZ and radiation therapy, followed by maintenance TMZ in combination with INB-200, as shown in Figure 10 below. During resection, an intracranial catheter (Rickham catheter) is placed for injection of the INB-200 product. Blood cells for genetic modification are taken from the patient by leukapheresis several weeks following resection, after the patient’s immune system has been allowed to recover from the immunosuppressive environment created by resident tumor. Gamma-delta T cells are then isolated, genetically modified and expanded into the INB-200 product candidate, and then cryopreserved. No more than six weeks post-surgery, patients are treated with induction therapy consisting of daily radiation and TMZ for six weeks followed by a four-week break. Following the four-week period, corticosteroid use is usually tapered, and the patient begins a maintenance phase of TMZ for the first five days of each 28-day cycle for up to six cycles.

INB-400 (Autologous and Allogeneic): Phase 2 Clinical Trials

INB-400 is being designed to assess the relative risk-benefit ratio of allogeneic versus autologously derived genetically modified gamma-delta T cells for treatment patients with GBM, including patients with newly diagnosed GBM and will also assess the activity of allogeneic cells in the relapsed setting. The INB-400 trials are expected to have three cohorts; Arms A, B and C (as represented in Figure 9 below).

Figure 9. Proposed Clinical Trial Design for INB-400

One cohort consisting of INB-400, will further develop the safety and efficacy profile of autologously delivered modified gamma-delta T cells administered to patients with newly diagnosed GBM. In addition, we will generate initial safety data on the INB-400 DeltEx DRI allogeneic cells administered to relapsed GBM patients (Phase 1b). If the initial safety cohort establishes the safety of this modality, two cohorts of patients with either relapsed disease (Arm B) or newly diagnosed disease (Arm C) will receive allogeneic gamma-delta cells. The primary goal of this trial is threefold; (1), to establish the safety of allogeneic, genetically modified gamma-delta T cells; (2) to assess the efficacy of these cells in treating patients with relapsed GBM; and (3) to assess the relative benefit and risk of treating newly diagnosed GBM patients with either allogeneic or autologous genetically modified gamma-delta T cells. While an allogeneic product derived from a healthy and possibly younger individual is likely to have more direct anti-tumor cytotoxicity, the clinical activity noted with the autologous product needs further elaboration and validation. Additional value of an autologous product also lies in the paucity of allogeneic donors for all patients, the potential for greater cell persistence and potential cross talk between cell types leading to additional activity from the activation of bystander cells. Given our experience with INB-100 and the available preclinical data, we expect a low rate of GvHD with the allogeneic product but given the novelty of intracranial delivery of allogeneic cells, the company intends to mitigate risk by also continuing development of the autologous product which appears to have manageable safety while providing evidence of clinical activity. We submitted an IND (INB-400) for the autologous drug product in late 2022, for which clearance was received within the initial 30-day review period by the FDA. We have initiated enrollment of Arm A at multiple centers across the United States. With additional funding, we currently expect to submit a supplemental IND supporting the allogeneic drug product arm in 2025.

Surgical Resection
Catheter Insertion
Break
Apheresis
Daily
Radiation + TMZ
x 6 weeks
+
Break
Transduction
Activation and expansion
Cell separation
Process time: 9-14 days
Preparation
of starting
material
Final cell
product
DeltEx DRI
Manufacturing
(Multiple Doses)
DRI Chemotherapy Resistant
Gamma-Delta T Cells
DRI cells
Oral TMZ – Day
2-5 of each
cycle
IV TMZ – Day 1
of each cycle
DeltEx DRI
+ TMZ (x 5 days every 28 days)
(6 cycles q 28 days)

Figure 10. INB-200 and INB-400 Administration Protocol

The decision to combine INB-200 and INB-400 in the newly diagnosed GBM setting as an adjunct to standard-of-care therapy was driven by biology, data, and the desire to overcome challenges as outlined above. In this trial, we seek to attack any residual tumor cells when they are most vulnerable with immune cells that are as healthy as possible. By combining INB-200 and INB-400 with maintenance TMZ, we hope to deepen responses achieved by induction chemoradiation by further eliminating residual tumor and driving prolonged immune responses. In addition, introducing gamma-delta T cells in a newly diagnosed population of patients ensures that these patients’ immune systems are as robust and active as feasible to take advantage of tumor elimination created by the gamma-delta T cells. Patients are dosed with INB-200 and INB-400 via intracranial catheter injection, as shown in Figure 10 above, within four hours of receiving intravenous dosing with TMZ on day one of the maintenance cycle. Standard-of-care oral dosing of TMZ will continue for the four subsequent days during each 28-day treatment cycle, as shown in Figure 11 below. Depending on which dose cohort they are enrolled in, patients will be administered either one, three or six injections of INB-200 and INB-400.

Figure 11. Treatment and Manufacturing Timeline of the INB-200 Phase 1 Trial

In 2023, we provided multiple clinical updates for INB-200 including an oral presentation at the ASCO Annual Meeting 2023 and, most recently, a poster presentation at the 2023 SNO Annual Meeting. At SNO, we indicated that twenty-two patients with newly diagnosed GBM have been enrolled in this trial and a total of 10 patients have received treatment as of October 20, 2023. All Cohorts have completed enrollment as of December 31, 2023 and Cohort 3 remains on-going with multiple patients undergoing dosing and continuing to be monitored. No infusion reactions, CRS, neurotoxicity, or other dose limiting toxicities, or DLTs, or treatment-related series adverse events, or SAEs, or treatment-emergent adverse events, or AEs, were observed in Cohorts 1 or 2 to date, or in the three of five Cohort 3 patients who have been dosed as of the October 20, 2023 cut-off date. The patients in Cohort 1 each received a single dose of INB-200, following a minimum of 30 days for safety observation.

The three patients comprising the first dose cohort received a single dose of INB-200, and all patients have died, one due to infection from a pancreatic cyst and two due to progression of disease. Two patients remained alive through 15.6- and 17.7-months post-treatment, having exceeded both their expected progression free survival, or PFS, and overall survival, or OS, respectively. In Cohort 2, four patients have been dosed, with one who remains alive and progression free at 28.5 months, a second patient remained progression free for 22.2 months and is alive at 24.5 months, while a third died without relapse due to a non-treatment-related AE of pulmonary embolus at 8.7 months. As previously disclosed, the first Cohort 2 patient died of an acute cardio-pulmonary event 22 days after receiving their second infusion, which was deemed unrelated to treatment with INB-200 and also died without evidence of disease. The two surviving patients continue to exceed the median survival for GBM patients with the standard Stupp regimen, suggesting that increasing doses of gamma-delta T cells may favor longer PFS and OS. One Cohort 3 patient completed five of six planned doses without any DLTs. The patient had no local GBM relapse, which is typical in 99% of GBM cases, but died of progression with evidence of distal leptomeningeal and peripheral disease, which occurs in approximately 0.4% of patients. Two additional patients remain in dosing in Cohort 3 with an additional two patients awaiting dose initiation.

Following treatment, all patients will be monitored for biologic correlates, time to disease progression and overall survival. The most common AEs were Grade 1/2 events including fatigue, asthenia, urinary tract infection, nausea, headache, platelet and white blood cell count decreased, balance disorders, headache, decreased appetite, hydrocephalus, attributable to TMZ, radiotherapy or disease. One subject had Grade 3 treatment unrelated AEs of urinary tract infection, dehydration, and thrombocytopenia. There were no treatment related deaths, any reports immune effector cell-associated neurotoxicity syndrome, or ICANs, or CRS and repeat dosing has not changed the toxicity profile of this agent as of March 14, 2024.

Figure 12. Summary of Patients Enrolled in INB-200 Phase 1 Trial

Figure 12 above depicts treatment outcomes for patients treated as of October 20, 2023. Early data demonstrate that patients have exceeded expected progression free survival based on their age and tumor MGMT status and have exceeded the median progression free survival predicted of this patient population. In one patient (001), we have histopathology from paired biopsies at first diagnoses (A) and upon relapse (B) 148 days after a single dose of DeltEx DRI gamma-delta T cells in Figure 12 above. These data are matched with peripheral lymphocyte analysis conducted by flow cytometry which demonstrates significant lymphodepletion from the standard-of-care TMZ regimen. Histopathological analysis demonstrated few infiltrating lymphocytes, including gamma-delta T cells within the tumor microenvironment at "A.” At “B,”, a time period when peripheral lymphocyte counts were depleted, significant lymphocytes including alpha-beta T cells, B cells, NK cells and gamma-delta T cells could be found within the tumor microenvironment. Greater than 60% of the tumor tissue was found to be dead necrotic tumor cells and staining for gamma-delta T cells (brown) demonstrated significant infiltration and persistence despite six cycles of monthly TMZ.

Figure 13. T Cells Infiltrating and Persisting in Tumor Tissue

We have completed enrollment of Cohort 3 and we expect to provide clinical updates at medical meetings throughout 2024 and long-term follow-up in 2025.

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

Improved Antitumor Activity in Combination with Chemotherapy

Based on several years of peer-reviewed and published preclinical work, as well as early human cancer trials, we believe that INB-200 can work in synergy with chemotherapy by causing changes in cancer cells that result in increased expression of activating ligands of gamma-delta T cell and NK cell function, such as NKG2D. In preclinical studies, treatment of TMZ-resistant GBM cells derived from the U87 human GBM cell line with TMZ led to transient increases in a broad panel of stress ligands recognized by the NKG2D receptor, as shown in Figure 14 below.

Figure 14. Increased NKG2D Ligand Expression Observed on TMZ-Resistant Tumor Cells Treated with TMZ

As shown in Figure 15 below, additional studies in glioma cells have demonstrated that NKG2D ligands are also expressed on cancer stem cells, considered as cells that express factors, such as Klf-4, Oct-4, Sox-2, Nanog and Musashi-1. Treatment with TMZ demonstrated that NKG2D ligand expression can also be upregulated several fold on GBM stem-like cells, as depicted in Figure 16 below. This increase in stress ligand expression, even in TMZ-resistant and stem-like cancer cells, has the potential to increase the vulnerability of tumor cells to gamma-delta T cell targeting during the period of pharmacokinetic activity of TMZ.

Figure 15. Cancer Stem-Like Cells Co-Express Stem-Cell Markers and NKG2D Ligands

Figure 16. Increased NKG2D Ligand Expression in Glioma Stem Cells Treated with TMZ

There are two principal challenges to clinical application of TMZ treatment in conjunction with gamma-delta T cells:

•
TMZ is cytotoxic to immune cells, including gamma-delta T cells; and
•
the increased expression of stress ligands is transient due to resistance mechanisms of the tumor.

Therefore, we believe the ideal gamma-delta T cell exposure would occur when TMZ is still pharmacokinetically active. We developed INB-200 in a way that could enable it to overcome both of these challenges by engineering the cells that make up INB-200 to be resistant to TMZ, an approach we refer to as DeltEx DRI. Treatment of GBM using TMZ increases the levels of NKG2D stress ligands expressed on the tumor cells leading to activation of INB-200. The introduction of the drug-resistant genes is designed to allow INB-200 to survive even when it is administered while TMZ is present even in concentrations above the clinical range. As depicted in in Figure 17 below, concurrent treatment with TMZ causes the direct killing of some tumor cells and immunosuppressive cells while activating gamma-delta T cells, which could lead to stimulating the antitumor activity of INB-200.

Figure 17. DeltEx DRI Mechanism of Action Targeting the DNA Damage Response (DDR)

We have developed a process to genetically modify gamma-delta T cells in order to add a gene that codes for MGMT production. MGMT, a primary DNA repair protein, prevents cell death by repairing the DNA double-stranded breaks caused by alkylating chemotherapy, such as TMZ. As shown in Figure 18 below, introduction of the gene encoding MGMT into gamma-delta T cells using a lentiviral vector decreased the sensitivity of these modified gamma-delta T cells to TMZ by approximately six-fold. A concentration of 63 micromolar, or μM, of TMZ inhibited the proliferation of unaltered gamma-delta T cells by 50%, whereas a concentration of 383 μM of TMZ was required to have a similar effect in DeltEx DRI gamma-delta T cells. We observed that this gene modification did not alter other properties of these gamma-delta T cells, including their cytotoxicity against target cells.

Figure 18. MGMT-Modified Gamma-Delta T Cells Demonstrate Protection Against Killing Effects of TMZ

Our preclinical studies supporting the clinical development of DRI and the submission of an IND to the FDA was peer-reviewed and published online in the Nature portfolio journal Scientific Reports in October 2021. In preclinical studies of INB-200 in GBM patient-derived xenograft models, we observed that the combined dosing of TMZ and treatment with our DeltEx DRI gamma-delta T cells led to a statistically significant (p-value ≤ 0.05) increase in overall survival in primary GBM xenograft tumors, as compared to mice treated separately with either chemotherapy or gamma-delta T cells. Unmodified gamma-delta cells showed no survival benefit. Subsequent histopathological analysis demonstrated no visible residual tumors in INB-200-treated animals at 150 days, as shown in Figure 20 below. This is important since xenograft models convey the heterogeneity of a human-derived tumor and not the monotonous population of a cell line used in syngeneic models. Separately, we also examined the potential for sequencing chemotherapy and cell therapy, separating gamma-delta T cells from TMZ therapy by 24 hours (condition 1) and outside the effective concentration of TMZ. As shown in Figure 19 below, we observed that in TMZ-sensitive tumors treated with the sequenced regimen, delivery of the DeltEx DRI gamma-delta T cells led to modest improvement in median overall survival of 75 days compared to 60 days with TMZ alone but with no overall survival benefit over TMZ. Conversely, as discussed above, the combined and concomitant delivery of TMZ and DeltEx DRI gamma-delta T cell regimen (condition 2) resulted in 80% of mice surviving beyond 150 days. These results are consistent with our observations in cell lines, in which we observed that treatment with TMZ led to transient increase in the levels of NKG2D stress ligands. We believe the increased expression of these stress ligands, in turn, led to increased cytotoxic activity of the DeltEx DRI gamma-delta T cells. In preclinical studies, we observed that, even in TMZ-resistant tumors, administration of MGMT-modified gamma-delta T cells led to an increase in median and overall survival while sequencing TMZ and gamma-delta T cells showed no benefit.

Figure 19. Improved Survival Observed in Both TMZ-Sensitive and TMZ-Resistant GBM Models

Figure 20. Histopathology Demonstrates No Residual GBM in Mice

These preclinical results are supported by observations of gamma-delta T cells in human cancer patients. As shown in Figure 21 below, in 2011, a group in Japan published results of an early clinical trial testing the adoptive transfer of ex vivo-expanded autologous gamma-delta T cells for the treatment of advanced solid tumors in the British Journal of Cancer. The paper discusses the need to evaluate combinations of gamma-delta T cell therapies with other therapies and how to appropriately time administration of such combination therapies to generate synergy and avoid damage to gamma-delta T cells. However, while no dose limiting toxicity was observed, most patients progressed, with progressive disease (n=12) or stable disease (n=3) being the predominant tumor responses reported. Three patients who were receiving other therapies and were progressing or considered unlikely to respond to standard therapy received gamma-delta T cells in parallel. All three patients demonstrated tumor responses with two partial remissions and one complete remission.

Figure 21. Treatment and Clinical Outcomes for Ex Vivo Expansion of Vg9Vd2 T Cells

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

INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

INB-100 is an allogeneic DeltEx product candidate created from healthy donors. The INB-100 product consists of allogeneic, expanded activated gamma-delta T cells. We are developing INB-100 for the treatment of patients with hematological malignancies that are undergoing haploidentical, matched-related HSCT. We are collaborating with Joseph McGuirk, D.O. at the University of Kansas Cancer Center, to conduct an investigator-initiated Phase 1 dose escalation clinical trial of INB-100 to assess the safety and tolerability of INB-100. An expansion cohort of an additional 10 patients is underway at the RP2D. As of the November 3, 2023 cut-off date for the update provided at the 2023 American Society of Clinical Oncology, or ASH Annual Meeting, we have treated 10 patients in this trial with all 10 patients remaining in morphologic complete remission, or CR, including six patients for periods greater than one year, of which two patients for periods greater than three years, one patient for a period greater than two years.

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

Allogeneic Hematopoietic Stem Cell Transplantation Overview

HSCTs are generally for patients with various hematological malignancies where additional therapy can lead to longer-term durability and survival. As depicted in Figure 22 below, the number of HSCT procedures has been increasing over the last 20 years, with more than 8,000 patients treated in the United States in 2021.

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

Figure 22. Number of Allogeneic HCTs in the US by Donor Type

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

Phase 1 Clinical Trial of INB-100

We are conducting an investigator-initiated Phase 1 dose escalation trial of INB-100 in patients with hematologic malignancies who are undergoing allogeneic haploidentical HSCT. The primary endpoints of this trial are safety and tolerability, and secondary endpoints include rates of acute and chronic GvHD, relapse rate and overall survival. Following completion of the dose escalation phase in 2023, a decision was made to declare dose level 2 our RP2D and expand enrollment with an additional 10 patients at the dose level.

INB-100 is prepared from donor peripheral blood cells, while in parallel, patients undergo HSCT using donor bone marrow. INB-100 cells are administered post-engraftment with the goal of providing immunity during the period of immune cell reconstitution and long-term residual gamma-delta T cells that can scavenge any residual leukemic cells that may remain.

Figure 23. INB-100 Administration

As depicted in Figure 23 above, patients are initially treated using a standard HSCT protocol, originally developed at Johns Hopkins University, or the Hopkins protocol, under which these patients undergo non-myeloablative reduced intensity conditioning regimen using chemotherapeutic agents that destroy their tumor cells as well as their healthy immune cells and post-transplant cyclophosphamide to reduce GvHD. They then undergo allogeneic bone marrow transplant. Prior to the bone marrow transplant, donors undergo leukapheresis to provide the starting material for INB-100 at least seven days prior to transplant. The INB-100 starting material will then be prepared and cryopreserved. After approximately 15 to 20 days, hematopoietic stem cells from the donor engraft in the patient’s bone marrow and begin reconstituting the immune system. While the Hopkins protocol has decreased the risk of GvHD, there is also a reduced anti-leukemic effect. Accordingly, the rate of leukemic relapse is approximately 51% at one year and even greater in those patients with high-risk and/or complex cytogenetics. More recent data presented at ASH 2023 in a 2200 patient study by the EBMT demonstrates that leukemic relapse in AML patients receiving haploidentical stem cell transplantation with post-transplant cyclophosphamide continues to fall between 40-50%. Within five days of neutrophil engraftment, our INB-100 product candidate will be thawed and administered as a single weight-based dose, leading to an increase in the levels of gamma-delta T cells and potentially providing greater anti-leukemic effect and delaying relapse.

As represented in Figure 24 below, as of November 3, 2023, 14 patients have been enrolled in this trial. Ten subjects were dosed with INB-100 our Allogeneic therapeutic candidate and one subject (Patient 001) died prior to receiving INB-100 due to cardiogenic shock most likely from post-HSCT cyclophosphamide while two others were unable to be treated due to an inability to generate adequate product. One patient was dosed with a suboptimal dose of cells and not considered evaluable for safety or efficacy but has been the only patient who received any INB-100 who has relapsed and/or died to date. One subject relapsed prior to dosing and was deemed a screen failure. All patients remain in morphologic CR with six of the 10 now relapse free for over 12 months. The four patients treated in Cohort 1 demonstrated that allogeneic gamma-delta T cell therapy has a manageable toxicity profile with the potential for durable remissions in high-risk patients with those patients remaining relapse free at 42.7, 40.3, 28.6 and 14.3 months respectively. Of the six Cohort 2 patients dosed at 3x106 cells/kg, two remain relapse-free at 12.2 and 12.0 months and the remainder are relapse free at 4.9-9 months as of the data cut off above. Notably, at the 2023 ASH Annual Meeting held in December 2023, data demonstrated that patients in both Cohorts 1 and 2 had in vivo expansion and persistence of gamma-delta T cells that resulted in elevated gamma delta T cell levels up to 1-year post-transplant.

INB-100 continues to demonstrate a manageable safety profile to-date, with no dose-limiting toxicities, no treatment-related Grade 3 or greater adverse events, and no CRS, or ICANS. All patients have sustained steroid responsive Grade 2 skin GvHD while three patients reported Grade 2 gastrointestinal GvHD that resolved with steroid therapy. No events of Grade 3 or greater GvHD, CRS or ICANS has been observed. Three patients have reported mild chronic GVHD in Cohort 1.

We expect to complete enrollment of the expansion cohort of this Phase 1 clinical trial in 2024, with updated results to be presented at medical meetings throughout 2024 and topline results to be released in 2025.

Figure 24. Summary of Patients Treated in INB-100 Phase 1 Trial

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

The necessity to add transplant and lymphodepletion protocols increases the complexity of treatment due to the risk of potentially fatal GvHD from HLA-mismatched cells in the solid tumor setting. Further, this may also bring to question the direct impact of the lymphodepleting regimen such as flu/cy on the tumor itself. In our INB-200 and INB-400 programs for GBM, the standard-of-care chemotherapy with TMZ is our lymphodepleting regimen and has been in use in this setting for over 18 years.

To reach our goal of advancing toward an allogeneic genetically modified product candidate for solid tumors, we are currently pursuing two ongoing Phase 1 clinical trials that could provide the data required for applicable regulatory filings. INB-100 is an unmodified, allogeneic product candidate tested in the transplant setting, results from which will help assess the risk of GvHD from HLA-mismatched gamma-delta T cells, or potentially any residual alpha-beta T cells that may remain. INB-200 is an autologous, genetically modified gamma-delta T cell product candidate that tests the safety and efficacy of our DRI approach in our first solid tumor indication. Our goal is to combine the prior safety data from both of the ongoing clinical trials for INB-200 and INB-100 in order to create the regulatory package for the allogeneic-sourced product arm of INB-400 for the treatment of GBM and other solid tumor cancers.

Our Additional Product Candidates

INB-300: Non-Signaling CAR Gamma-Delta T Cells

INB-300 is our DeltEx nsCAR gamma-delta T cell preclinical product candidates that combine our expertise in gamma-delta T cells and a novel CAR directed against novel antigen targets. While we have developed a classical signaling CAR-T construct which is cytotoxic, we have also designed novel nsCAR constructs that omit the CD3z signaling domain. This nsCAR allows the modified gamma-delta cells to better traffic to the tumor cells expressing an antigen targeting receptor but maintains their endogenous receptors that recognize cellular stress ligands. This enables the cells to utilize their full range of antitumor killing receptors to recognize and kill tumor cells, rather than over-riding these functions and restricting them to recognizing a single antigen transmitted through the CAR, which is typical in a classical signaling CAR. This non-signaling strategy also incorporates a significant safety advantage in that off-target CAR binding of cells that are not expressing high levels of NKG2D or TCR antigens, i.e., healthy normal tissue, would not result in activated cell killing and thus avoid an unintended cytotoxic response as shown in Figure 25 below, published in the Nature.com article “T cells without limitation” in March 2023.

Additionally, this CAR construct can also incorporate the gene for MGMT from our DeltEx DRI candidate or designed to also secrete cytokines such as IL-15. Thus, such nsCAR constructs can be designed to confer chemotherapy-resistance, cytokine secretion and tumor-targeting capability to transduce gamma-delta T cells. Early data show that our new constructs are capable of serial killing of cancer cells, generated synergies with significantly greater CD69 activation than expected from the activity of a single antigen binding domain as well as increased persistence.

Figure 25. INB-300, a DeltEx Non-Signaling CAR Constructs

To date, we have created nsCAR constructs against antigens, including the peptide chlorotoxin, or CLTX, which is expressed on GBM and other solid tumors, and the leukemia antigen targets CD19 and CD33. Early proof-of-concept data demonstrating the ability of our nsCAR constructs to distinguish between tumors and healthy tissue were presented at the AACR Annual Meeting in 2023 and at our R&D Day in October 2023. The nsCAR platform has demonstrated a greater than 15x difference in killing between leukemic cells and healthy B cells (effector to target, or E:T, ratio=2:1, 79.7% versus 5.2%) when both express the CD19 target antigen. At our R&D Day we presented the initial data of an nsCAR targeting CD33 and co-expressing IL-15 for AML (Figure 26). Initial cytotoxicity data demonstrated ns33CAR+IL-15 killing of approximately 3% against CD34+ hematopoietic progenitor cells, or HPCs versus an average of approximately 65% killing against three separate AML cell lines at an E:T ratio of 8:1. We expect to provide additional preclinical updates on this program at the 2024 AACR conference in April 2024.

Figure 26. INB-300 – ns33CAR+IL15 γδ T vs. Leukemias: Normalized Results

INB-500: Induced Pluripotent Stem Cell (iPSC) Derived Gamma-Delta T cells

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf‘ innate cell therapies. Allogeneic cell therapies offer two distinct and mutually exclusive potential benefits: (i) the ability to treat a cancer patient with cells derived from a younger, healthy individual that likely has greater killing ability, or cytotoxicity, and (ii) the potential ability to replicate multiple billions of cells to treat multiple patients from a single clone derived from a single donor that can be stored and delivered “off-the-shelf.” We are testing these potential benefits separately. While our INB-100 program will test and compare the activity of autologous versus allogeneic cells, there remain limits to the expansion capabilities of primary derived gamma-delta T cells due to telomere shortening with every replication cycle. To overcome these limits, we have advanced INB-500, our gamma-delta T cell program based on cells derived from iPSCs.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our current product candidates. We currently rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, active pharmaceutical ingredients, lentiviral vectors and finished product for our preclinical research and clinical trials. We have agreements with multiple GMP cell therapy labs to manufacture product candidates for our Phase 1 and Phase 2/3 clinical trials. The multi-year agreements allow our medical technologists direct access to the facilities to assist and operate alongside the GMP facility staff. The agreements provide for manufacturing on a per-patient basis. We intend to enter into agreements with third-party manufacturers and/or facilities for future production. We are analyzing the feasibility and costs of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

The field of gamma-delta T cells is growing rapidly. Our known competitors in the field of allogeneic and gamma-delta T cell therapy include Acepodia USA, Adaptimmune Therapeutics plc, Adicet Bio, Inc., Allogene Therapeutics, Inc., American Gene Technologies International Inc., Astellas Pharma US, Inc., Avalon Globocare Corp., Beroni Group Ltd, Century Therapeutics, Inc., Creative Biolabs, CytoMed Therapeutics Pte Ltd, Editas Medicine, Inc., Enochian BioSciences, Inc., Eureka Therapeutics, Inc., Expression Therapeutics, Inc., Gadeta BV, ImCheck Therapeutics SAS, Immatics Biotechnologies GmbH, Johnson & Johnson Innovative Medicine, a division of Johnson & Johnson, Kiromic Biopharma, Inc., LAVA Therapeutics N.V., Leucid Bio Ltd, OneChain Immunotherapeutics, S.L., OverT Bio, Inc., PersonGen BioTherapeutics (Suzhou) Co., Ltd., PhosphoGam Inc., Sandhill Therapeutics, Inc., Shattuck Labs, Inc., Takeda Pharmaceuticals USA, Inc., TC BioPharm Limited, and The Bristol-Myers Squibb Company, several of which have initiated clinical trials. Our gamma-delta T cell product candidates may also compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T cells and dendritic cells.

Many of our current or potential competitors have greater financial resources and infrastructure, including larger research and development staffs, infrastructure to support testing, developing, marketing and commercialization of products. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or clinical-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and they may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

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

As of December 31, 2023, we owned, co-owned or exclusively licensed three issued U.S. patents, five issued European patents, twelve other issued foreign patents, ten pending U.S. applications, one pending PCT application and 49 other foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

INB-200 and Immune Checkpoint Inhibitor Combination Therapy

We co-own one pending U.S. patent application, one issued Japanese patent, one issued Australian patent, one issued New Zealand patent, and eight other national stage patent applications including a European regional phase application with The UAB Research Foundation. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 in combination with immune checkpoint inhibitor therapies. Issued patents and patents issuing from the patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

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

INB-100

Pursuant to the UABRF license agreement, we have licensed one U.S patent application, one issued Japanese patent, one issued Singaporean patent, one issued Australian patent, and nine foreign national-stage applications, including a European regional phase application. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-100. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2036, without accounting for potential patent term extensions and adjustments.

We also own one pending U.S. provisional patent application that contains claims or supporting disclosures directed to additional methods of treating diseases of interest using INB-100.

INB-300

Pursuant to the UABRF license agreement, we have also licensed one issued U.S. patent, one issued Israeli patent, one pending U.S. patent application and ten foreign national-stage applications, including a European regional phase application. These patents and patent applications contain claims or supporting disclosures directed to the INB-300 composition of matter and to methods of treating diseases of interest using INB-300. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

We also own one pending U.S. application, six foreign national patent applications that contains claims or supporting disclosures directed to additional INB-300 compositions and to methods of treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2042, without accounting for potential patent term extensions and adjustments.

In addition, we own two pending U.S. provisional patent applications that contains claims or supporting disclosures directed to further INB-300 compositions and to methods of treating diseases of interest.

INB-500

We own one pending PCT application that contains claims and supporting disclosures for methods of generating, producing and genetically modifying iPSC gamma-delta T cells and to methods of use including treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2043, without accounting for potential patent term extensions and adjustments.

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

Once a BLA has been submitted, the FDA’s goal is to review standard applications within 10 months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured, including, as applicable, for compliance with Good Tissue Practices. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more treatment sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with 10 months under standard review).

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

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

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

In the ordinary course of our business, we process personal data and other sensitive information. Accordingly, we may be subject to data privacy and security obligations, including federal, state, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CCPA, the Canadian Personal Information Protection and Electronic Documents Act, or PIPEDA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act.

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

In addition, many states and foreign jurisdictions have enacted analogous versions of these laws. For example, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Further, some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or CCPA, provides new data privacy rights for consumers and new operational requirements for companies. Under the CCPA, covered businesses must provide specific disclosures related to a business’s collection, use, and disclosure of personal data, including identifiable health information, and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to correct the individual’s personal data, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties (of up to $7,500 per violation) and a private right of action for data breaches which may include an award of statutory damages. The CCPA also gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention and establishes enforcement authority in the California Privacy Protection Agency.

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

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries are provisions that: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013. Additionally, due to subsequent legislative amendments to the statute, the reductions will stay in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began taking effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Congress is also considering drug pricing as part of other health reform initiatives. Further, at the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Human Capital

As of December 31, 2023, we had 31 full-time employees, of whom 27 were primarily engaged in research and development activities. A total of 11 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

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
•
The report of our independent registered public accounting firm for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
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
•
We may not be able to file Investigational New Drug applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
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
•
Unstable market and economic conditions, including as a result of bank closures, public health crises or geopolitical tensions, such as the Russia-Ukraine and the Israel-Hamas wars, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.
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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Our existing cash as of December 31, 2023 will only fund our operations into January 2025. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including as a result of exercises of the warrants issued in the December 2023 private placement. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Our Warrants may not be exercised at all and we may not receive any cash proceeds from any exercise of Warrants.

In December 2023, we entered into a securities purchase agreement, with multiple investors, pursuant to which we issued and sold an aggregate of 11,823,829 units comprising (i) (a) one share of our common stock or (b) one pre-funded warrant to purchase one share of common stock, or the Pre-funded Warrants, and, in each case, (ii) one Series A ordinary warrant to purchase one share of common stock, or the Series A Warrants, and (iii) one Series B ordinary warrant to purchase one share of common stock, or the Series B Warrants and, together with the Series A Warrants, the Common Stock Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per share, the Series A Warrants have an exercise price of $1.25 per share and the Series B Warrants have an exercise price of $1.50 per share. As of December 31, 2023, we had 574,241 Pre-funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Ordinary Warrants outstanding.

The Series A Warrants are exercisable immediately and will expire 18 months from the date of issuance. We have the option to cause the Series A Warrants to be exercised at a strike price of $1.25 per share upon the public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series B Warrants are exercisable immediately and will expire five years from the date of issuance. The Series B Warrants allow us to redeem such warrants at a price of $0.01 per Series B Warrant upon the public announcement of our INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Class B Warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption.

We may receive up to an aggregate of approximately $32.5 million from the exercise of the Common Stock Warrants, or together with the Common Stock Warrants, the Warrants, assuming the exercise in full of all of the Warrants for cash. However, we will only receive proceeds to the extent the holders of Warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of Warrants or whether we will receive any proceeds at all. Additionally, the Warrants may, in certain circumstances, be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable Warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the Warrants.

The report of our independent registered public accounting firm for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the years ended December 31, 2023 and 2022, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $30.0 million and $28.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $91.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the

Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing our product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-400, INB-200 and INB-100, business planning and raising capital. Other than INB-400, INB-200 and INB-100, all of our research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, multi-center pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-400, INB-200, and INB-100, in our ongoing clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-400, INB-200 and INB-100, in ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-400, INB-200 and INB-100 are our only product candidates in clinical trials. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-400, INB-200, INB-100 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in “Risks Related to Manufacturing and our Dependence on Third Parties,” including “—Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.”

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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen, or HLA, types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease, or GvHD, if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we have observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 to date. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. While we have observed grade 1/2 GvHD that has been responsive to steroid treatment, we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, an allogeneic or an “off-the-shelf” product may not be attainable, which would prevent the further advancement of our INB-100 allogeneic product candidate and adversely affect our business and current development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, our ongoing trials for INB-400, INB-200 and INB-100 involve studying a relatively small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

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

Additionally, the FDA or an independent institutional review board, or IRB, may also suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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
•
differences in clinician treatment practices and/or protocols from center to center;
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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in January 2024, FDA required approved CAR-T products to add boxed warning information to their labeling concerning the risk of developing secondary T cell malignancies. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

We may not be able to file Investigational New Drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have previously announced our 2024 pipeline goals, which include plans to submit additional INDs for INB-400 and INB-100. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Although we have received orphan drug designation for INB-400 and may continue to seek orphan drug designation for some or all of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for supplemental market exclusivity.

In April 2023, we received orphan drug designation for autologous and allogeneic IND-400 product, covering a broad range of malignant glioma treatments, including newly diagnosed glioblastoma. We may continue to seek orphan drug designation for one or more of our current or future product candidates, including INB-100. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 autologous and allogeneic products for malignant gliomas in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We may make changes to our manufacturing process for various reasons, such as to control costs, increase yield or dose, achieve commercial scale, decrease processing time, increase manufacturing success rate or for other reasons. We previously relocated clinical trial manufacturing for one of our clinical development programs to an academic GMP facility closer to our laboratory headquarters in Birmingham, Alabama to permit us contractual direct access as a means of preventing manufacturing errors. However, even with this contractual direct access and closer collaboration with the facility’s manufacturing staff, there can be no guarantee that manufacturing errors will not occur.

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

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will cover approximately 194 patients after an additional large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates and technologies including INB-100, INB-200, INB-300 and INB-400 are dependent on our license agreements with The UAB Research Foundation, or UABRF, Children's Healthcare of Atlanta, Inc., or CHOA, and Emory University, or Emory and, together with UABRF and CHOA, the Licensors, pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-100, INB-200, INB-300 and INB-400. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 10 in our financial statements contained elsewhere in this Annual Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of December 31, 2023, we owned, co-owned or exclusively licensed three issued U.S. patents, five issued European patents, twelve other issued foreign patents, ten pending U.S. applications, one pending PCT application and 49 other foreign national-stage applications, including six European regional-phase applications that are important to the development of our business.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as INB-100, INB-200, INB-300 and INB-400, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent. However, the extension cannot extend the total patent term beyond 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. Additionally, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of December 31, 2023, we had 31 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant costs, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties upon which we rely process sensitive information, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. We may also face increased cybersecurity risks due to the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If any of the previously identified or similar threats were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security incidents could lead to adverse consequences, including but not limited to: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2023.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal

Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned “Business—Government Regulation.”

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Currently, in the allogeneic transplant setting, reimbursement is often made based on a capitated payment system, and obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Therefore, our product candidates may not be reimbursed separately but their cost may instead be bundled as part of a capitated payment received by the provider for the procedure only. We cannot be sure that the clinical results of our trials will be sufficient or meaningful to educate hospitals and/or clinicians on the benefits of our product or to get third-party payors to change reimbursement to separate outside of the current bundle. A decision by a third-party payor not to cover or separately reimburse for our product candidates or procedures using our product candidates, could reduce physician utilization of our products once approved. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates that we develop. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned “Business — Government Regulation.”

Actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, contractual obligations, industry standards and other requirements could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations governing the processing of personal data and other sensitive information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to process sensitive information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of sensitive information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), imposes obligations on covered businesses regarding the personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have enacted data privacy laws as well. For example, Colorado, Connecticut, Utah and Virginia have passed comprehensive data privacy laws, all of which became effective in 2023, and recently enacted data privacy laws in Indiana, Iowa, Montana, Tennessee and Texas will become effective in coming years. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries.

In addition, certain countries outside Europe (i.e. Russia) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, or adversely affect our business and results of operations. For example, we may experience adverse consequences such as interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations; government enforcement actions (i.e., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

Based upon shares of our common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 73% of our outstanding common stock. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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
•
any action or proceeding asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our second amended and restated bylaws;
•
any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our second amended and restated bylaws; and
•
any action or proceeding asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.

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

We maintain domestic cash deposits in Federal Deposit Insurance Corporation, or FDIC, insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, during 2023, the Federal Deposit Insurance Corporation, or FDIC, took over Silicon Valley Bank, Signature Bank, Silvergate Capital Corp., and First Republic Bank into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits would have a material adverse effect on our business and financial condition. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the FDIC or U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an EGC until the end of the fiscal year following the fifth anniversary of our initial public offering. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and employees (“Information Systems and Data”).

Our information security function is led by our Director of Information Technology (IT Director), who reports to our Chief Financial Officer (CFO), and is supported by our third party security consultant, and it helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example automated tools, subscribing to reports and services that identify certain cybersecurity threats, conducting threat assessments for internal and external threats, engaging third parties for threat assessments, and conducting assessments to identify vulnerabilities. Our assessment and management of material risks from cybersecurity threats are integrated into our risk management processes. For example, our IT Director and certain management, including our CFO, evaluate material risks from cybersecurity threats against our overall business objectives and our CFO periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: risk assessments, encryption of certain data, segregation of certain data, network security controls, physical security controls, asset management, employee training, penetration testing, and cybersecurity insurance. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example penetration testing firms, dark web monitoring services, and professional services firms, including legal counsel.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, and contract manufacturing organizations. We utilize certain vendor management processes to help manage cybersecurity risks associated with our use of certain these providers, including, for example, risk assessments and reviews of the provider’s written security program documentation. Our vendor management processes may vary depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the rick factor entitled "If our information technology systems or sensitive information, or those of our collaborators or other contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of our product development programs and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences."

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the CFO, the Chief Operating Officer (COO) and the IT Director having over 30 years of information security experience. The CFO and COO each have over ten years of experience in roles with responsibility for overseeing information technology and security functions.

Our CFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CFO, COO and Chief Executive Officer, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee for certain cybersecurity incidents.

The audit committee receives periodic reports from our CFO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We lease approximately 3,900 square feet of office space for our principal executive offices in New York, New York, under an operating lease that expires on February 28, 2027, with no renewal option. We are also leasing approximately 10,000 square feet of space located in the Martin Biscuit Building in Birmingham, Alabama. The lease is a 63-month term, expiring on February 28, 2026 and has an option for a five-year extension. We developed approximately 5,250 square feet of this space as laboratory space, as well as approximately 3,700 square feet as office and conference space. Our Birmingham facilities are both located within Qualified Opportunity Zones as defined in Section 1400Z-2 of the Internal Revenue Code. We will seek to use commercially reasonable efforts to expand our facilities within Qualified Opportunity Zones, as long as it remains consistent with the best interests of the Company. We believe that our facilities are adequate to meet our current needs and that additional space can be obtained on commercially reasonable terms as needed.

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

Holders

As of March X, 2024, there were approximately 37 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell, or iPSC, and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

We recently initiated enrollment in our Phase 2 multi-center clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma, or GBM. This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We anticipate that the Phase 2 trial will confirm the efficacy signal suggested by the investigator-initiated Phase 1 trial known as INB-200. We have completed enrollment of Cohort 3 for INB-200 and will provide clinical updates and long-term follow-up data at medical meetings throughout 2024. We presented an interim clinical update to INB-200 in an oral presentation at the American Society of Clinical Oncology, or ASCO, Annual Meeting 2023 and an update via poster at the Society of Neuro-Oncology, or SNO, Annual Meeting in 2023. In addition, with additional funding, we plan to submit an IND in 2025 for the Phase 1b/2 clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in patients with recurrent and newly diagnosed GBM. Should a favorable safety profile be determined in the Phase 1b recurrent GBM portion of the study, we expect to initiate the Phase 2 expansion portion, whereby GBM patients with recurrent and newly diagnosed GBM would both be eligible to receive the allogeneic genetically modified gamma-delta T cell product. In April 2023, we received Orphan Drug Designation, or ODD, for the autologous and allogeneic INB-400 product from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

In INB-100, the investigator-initiated Phase 1 trial for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation, or HSCT, we determined a recommended Phase 2 dose, or RP2D. We have completed primary enrollment of the Phase 1 clinical trial and we presented a clinical update at the European Society for Blood and Marrow Transplantation, or EBMT, Annual Meeting in April 2023 and at the American Society of Hematology, or ASH, Annual Meeting in December 2023. The complete remission or CR data to date, combined with INB-100’s benefit/risk profile are encouraging for the treatment of hematological malignancies and the trial is being expanded by ten patients at Dose Level (DL) 2, the RP2D. Additional expansion patient enrollment is on-going and updated data is expected to be presented at medical meetings in 2024 with additional long-term follow-up results expected in 2025.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on addressing various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor T cell, or nsCAR, construct. We presented additional preclinical data demonstrating our proof-of-concept studies against the leukemia antigen targets CD19 and CD33, which demonstrated the ability of our nsCAR constructs to distinguish between tumor and healthy tissue at the American Association for Cancer Research, or AACR, Annual Meeting in 2023 and at our Research and Development Day in October 2023. We expect to present an update at the 2024 AACR Annual Meeting in April.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell, or iPSC, derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer, or SITC, Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVdelta1+ or iVd1+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome, or CRS and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, acute myeloid leukemia, or AML, and chronic myelogenous leukemia, or CML. Furthermore, cryopreservation did not impact the cells with the Vd1+ gamma-delta T cells showing comparable cytotoxicity to fresh cells, which allows them to be expanded and banked for potential on-demand clinical use. These data highlight our ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially "off-the-shelf" platform for allogeneic cell therapy.

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

2023 Private Placement

In December 2023, we entered into a securities purchase agreement, or the Purchase Agreement, with multiple investors, or the Private Placement, pursuant to which we issued and sold an aggregate of 11,823,829 units comprising (i) (a) one share of our common stock, par value $0.0001 per share, or (b) one pre-funded warrant to purchase one share of common stock, or the Pre-Funded Warrants, and, in each case, (ii) one Series A ordinary warrant to purchase one share of common stock, or the Series A Warrants, and (iii) one Series B ordinary warrant to purchase one share of common stock, or the Series B Warrants, and, together with the Series A Warrants, the Common Stock Warrants. In connection with the Private Placement, we issued an aggregate of 11,249,588 shares of common stock, 574,241 Pre-Funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the Pre-Funded Warrant is exercised in full. The Series A Warrants have an exercise price of $1.25 per share, are exercisable immediately and will expire on June 13, 2025. The Series B Warrants have an exercise price of $1.50 per share, are exercisable immediately and will expire on December 13, 2028. The units were sold at a purchase price of $1.22 per unit, for an aggregate initial net proceeds of $13.5 million, after deducting private placement fees and expenses. The closing of the Private Placement occurred on December 13, 2023. Also in December 2023, we entered into a registration rights agreement, or the Registration Rights Agreement, with the investors party to the Purchase Agreement, pursuant to which the Company agreed to register for resale the Shares and the common stock underlying the Warrants, or the Registrable Securities. Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities no later than 30 days following the closing of the Private Placement. We filed such registration statement on Form S-3 on January 12, 2024 and it was declared effective by the Securities and Exchange Commission on January 18, 2024. For additional information, see “—Liquidity and Capital Resources—2023 Private Placement” below and Note 1 to our financial statements located elsewhere in this Annual Report.

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering, or IPO, follow-on offering, our at-the-market, or ATM, program with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and the Private Placement.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $21.3 million as of December 31, 2023 will only fund the projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of issuance of these financial statements.

We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the on-going market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements, to support the development of our product candidates. In addition, pursuant to the December 2023 Private Placement, we may receive an additional $14.8 million in aggregate proceeds if the holders of our Series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon our public announcement of INB-100 data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of $17.7 million from the exercise of our outstanding Series B ordinary warrants issued in the Private Placement. There is no assurance, however, that we will receive any additional proceeds from the Private Placement or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see “—Liquidity” below.

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
•
expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations, or CMOs, and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
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

We expect that our general and administrative expenses will increase for the foreseeable future, contingent on additional funding, as our organization and headcount needed in the future grow to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to building a team to support our administrative, accounting and finance, communications, legal and business development efforts. In addition, we expect increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$16,827	$14,062	$2,765
General and administrative	13,510	14,459	(949)
Total operating expenses	30,337	28,521	1,816
Loss from operations	(30,337)	(28,521)	(1,816)
Other income	330	—	330
Net loss	$(30,007)	$(28,521)	$(1,486)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Direct research and development expenses:
INB-100	$475	$266	$209
INB-200	1,022	842	180
INB-400	3,631	4,378	(747)
Unallocated expenses
Preclinical	105	118	(13)
Personnel expenses (including stock-based compensation)	8,483	5,871	2,612
Facility-related and other	3,111	2,587	524
Total research and development expenses	$16,827	$14,062	$2,765

Research and development expenses were $16.8 million for the year ended December 31, 2023, compared to $14.1 million for the comparable prior year period, an increase of $2.8 million. Personnel-related costs, including salaries, benefits, payroll taxes and stock-based compensation increased $2.6 million as a result of an increased headcount. Facility-related and other costs increased $0.5 million due primarily to general increases in research and development activities in connection with program development and higher allocations due to the increase in headcount over the prior year. Third-party clinical trial-related activities for the INB-100 and INB-200 programs accounted for $0.4 million of the overall increase to research and development expenses. The overall increase was partially offset by a decrease of $0.7 million in third-party clinical trial-related activities and contract manufacturing costs for the ongoing INB-400 clinical trial.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2023, compared to $14.5 million for the comparable prior year period. The decrease of $1.0 million was primarily due to decreases in insurance costs due to cost savings related to D&O insurance premiums, professional services and salaries, partially offset by an increase in marketing expenses and stock-based compensation expense due to the increased headcount.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and recently completed Private Placement. Through December 31, 2023, we have raised an aggregate of $115.8 million of gross proceeds from the sale of our securities.

As of December 31, 2023, we had cash of $21.3 million. Our current plan of operation is to continue to implement our business strategy, including continuing clinical development of INB-100, INB-200 and INB-400, and advancing our other product candidates, including our preclinical pipeline and our internal research and development capabilities and seek potential collaborative partners for our earlier stage assets. Based on this business strategy, our existing cash as of December 31, 2023 will only fund the projected operating expenses and capital expenditure requirements into January 2025.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. During the year ended December 31, 2023, the Company sold an aggregate of 7,492,580 shares of common stock under the ATM program, resulting in net proceeds of approximately $14.4 million, after deducting underwriting discounts. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

2023 Private Placement

In December 2023, we completed the Private Placement and issued 11,249,588 shares of our common stock, 574,241 Pre-Funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per share. The Series A Warrants have an exercise price of $1.25 per share. The Series B Warrants have an exercise price of $1.50 per share. Our initial net proceeds were $13.5 million, after deducting private placement fees and expenses.

The Series A Warrants will be exercisable immediately and will expire 18 months from the date of issuance. We have the option to cause the Series A Warrants to be mandatorily exercised at a strike price of $1.25 per share upon the public announcement of INB-100 clinical data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series B Warrants will be exercisable immediately and will expire five years from the date of issuance. The Series B Warrants allow us to mandatorily redeem such warrants at a price of $0.01 per Series B Warrant upon the public announcement of our INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Class B Warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption.

We may receive up to an aggregate of approximately $32.5 million of gross proceeds from the exercise of the Series A and Series B Warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of the warrants elect to exercise the Series B Warrants.

Going Concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and as a result have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $21.3 million as of December 31, 2023 will only fund the projected operating expenses and capital expenditure requirements into January 2025. Accordingly, the report from our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph stating that our recurring losses since inception raise substantial doubt about our ability to continue as a going concern. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program and Private Placement, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, pursuant to the December 2023 Private Placement, we may receive an additional $14.8 million in aggregate proceeds if the holders of our Series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon our public announcement of INB-100 data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of $17.7 million from the exercise of our outstanding Series B ordinary warrants issued in the December 2023 Private Placement. There is no assurance, however, that we will receive any additional proceeds from the December 2023 Private Placement or that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.

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

Material Cash Requirements

Our material cash requirements as of December 31, 2023 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of December 31, 2023, we had fixed lease payment obligations of $6.0 million, with $2.0 million payable within 12 months. Refer to Note 14 to our financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(23,340)	$(24,121)
Net cash used in investing activities	(600)	(3,705)
Net cash provided by financing activities	27,044	8,988
Net increase (decrease) in cash	$3,104	$(18,838)

Operating Activities

Cash used in operating activities was $23.3 million during the year ended December 31, 2023, primarily due to our net loss of $30.0 million, partially offset by our non-cash charges of $6.7 million. Increases in our non-cash charges consisted primarily of $4.4 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $1.5 million in amortization of operating and financing leases, and $1.0 million in depreciation expense. The non-cash charges were offset by a decrease of $0.2 million in changes in operating assets and liabilities.

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

Investing Activities

Cash used in investing activities was $0.6 million during the year ended December 31, 2023, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $3.7 million during the year ended December 31, 2022, primarily due to completion of the space buildout located in Alabama in the prior year.

Financing Activities

Cash provided by financing activities was $27.0 million during the year ended December 31, 2023, primarily due to $14.4 million in proceeds received from our ATM program and $13.5 million in proceeds received from the Private Placement, offset by $0.8 million in principal payments of finance leases.

Cash provided by financing activities was $9.0 million during the year ended December 31, 2022, primarily due to $9.4 million in proceeds received from the sale of common stock in our follow-on offering completed in August 2022, $0.1 million in proceeds received from our ATM program and $0.1 million from exercise of common stock options, slightly offset by $0.6 million in principal payments of finance leases.

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

We have listed below our critical accounting policies that we believe to have the greatest potential impact on our financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the year ended December 31, 2023 and as of the date of this report that had a material impact on the financial statements or disclosures. Additionally, there is no pending accounting guidance that we expect to have a material impact on the financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item, together with the report of our independent registered public accounting firm, appear beginning on page 107 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IN8bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IN8bio, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 14, 2024

IN8BIO, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$21,282	$18,182
Prepaid expenses and other current assets	3,343	4,052
Total Current Assets	24,625	22,234
Non-current assets
Property and equipment, net	3,514	4,397
Construction in progress	182	29
Restricted cash	256	252
Right-of-use assets - finance leases	1,364	1,691
Right-of-use assets - operating leases	3,513	4,181
Other non-current assets	255	255
Total Non-Current Assets	9,084	10,805
Total Assets	$33,709	$33,039
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$924	$2,091
Accrued expenses and other current liabilities	2,955	2,342
Short-term finance lease liability	694	682
Short-term operating lease liability	820	707
Total Current Liabilities	5,393	5,822
Long-term finance lease liability	525	811
Long-term operating lease liability	2,854	3,674
Total Non-Current Liabilities	3,379	4,485
Total Liabilities	8,772	10,307
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at December 31, 2023 and 2022. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at December 31, 2023 and 2022; 43,287,325 and 24,545,157 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	3
Additional paid-in capital	116,152	83,941
Accumulated deficit	(91,219)	(61,212)
Total Stockholders' Equity	24,937	22,732
Total Liabilities and Stockholders' Equity	$33,709	$33,039

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$16,827	$14,062
General and administrative	13,510	14,459
Total operating expenses	30,337	28,521
Loss from operations	(30,337)	(28,521)
Other income	330	—
Net loss	$(30,007)	$(28,521)
Net loss per share – basic and diluted	$(1.00)	$(1.36)
Weighted-average number of shares used in computing net loss per common share – basic and diluted	29,864,932	20,967,955

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	18,781,242	$2	$70,872	$(32,691)	$38,183
Issuance of common stock, net of issuance costs of $919	5,706,686	1	9,541	—	9,542
Stock options exercises	57,229	—	61	—	61
Stock-based compensation expense	—	—	3,467	—	3,467
Net loss	—	—	—	(28,521)	(28,521)
Balance at December 31, 2022	24,545,157	3	83,941	(61,212)	22,732
Issuance of common stock, net of issuance costs of $445	7,492,580	—	14,380	—	14,380
Issuance of private placement common stock, net of issuance costs of $729	11,249,588	1	10,183	—	10,184
Issuance of private placement warrants, net of issuance costs of $234	—	—	3,278	—	3,278
Stock-based compensation expense	—	—	4,370	—	4,370
Net loss	—	—	—	(30,007)	(30,007)
Balance at December 31, 2023	43,287,325	$4	$116,152	$(91,219)	$24,937

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(30,007)	$(28,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	147
Non-cash stock-based compensation	4,370	3,467
Amortization of finance lease right-of-use assets	871	461
Amortization of operating lease right-of-use assets	668	495
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	689	(2,093)
Other non-current assets	—	(97)
Accounts payable	(981)	1,510
Accrued expenses and other current liabilities	796	924
Short-term operating lease liabilities	112	112
Long-term operating lease liabilities	(820)	(526)
Net cash used in operating activities	(23,340)	(24,121)
Investing activities
Purchases of property and equipment	(405)	(3,689)
Construction in progress	(195)	(16)
Net cash used in investing activities	(600)	(3,705)
Financing activities
Proceeds from private placement common stock, net of issuance costs	10,184	—
Proceeds from private placement warrants, net of issuance costs	3,278	—
Proceeds from the issuance of common stock, net of issuance costs	14,380	9,542
Principal payments on finance leases	(798)	(615)
Proceeds from exercise of common stock options	—	61
Net cash provided by financing activities	27,044	8,988
Net increase (decrease) in cash and restricted cash	3,104	(18,838)
Cash and restricted cash at beginning of year	18,434	37,272
Cash and restricted cash at end of year	$21,538	$18,434
Supplemental disclosure of non-cash operating, financing and investing information:
Construction in progress included in accounts payable	$—	$13
Property and equipment in accounts payable	$—	$356
Transfer of construction in progress to property and equipment	$29	$403
Initial measurement of finance lease right-of-use assets	$536	$1,448
Initial measurement of operating lease right-of-use assets	$—	$3,046
Lease modification of finance lease right-of-use assets and liabilities	$7	$—
Initial measurement of lease liabilities	$—	$4,286

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows Continued

(In thousands)

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31, 2023	December 31, 2022
Cash, end of year	$21,282	$18,182
Restricted cash, end of year	256	252
Cash and restricted cash, end of year	$21,538	$18,434

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Notes to Financial Statements

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-400, is currently in a company-sponsored Phase 2 clinical trial in which autologous, genetically modified gamma-delta T cells will be assessed in newly diagnosed glioblastoma, or GBM, patients at centers across the United States. In addition, the Company has two programs in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed GBM, and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation ("HSCT"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing AML and other solid and hematological tumor types.

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

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common, preferred stock and sale of warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $30.0 million and $28.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $91.2 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. Based on the Company’s business strategy, its existing cash of $21.3 million as of December 31, 2023 will only fund the Company’s projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of twelve months from the date of issuance of these financial statements. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. In addition, pursuant to the private placement completed in December 2023 (see Note 7 and Note 8), the Company may receive an additional $14.8 million in aggregate proceeds if the holders of the series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon the Company's public announcement of INB-100 data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of $17.7 million from the exercise of its outstanding series B ordinary warrants issued in the December 2023 private placement. There is no assurance, however, that the Company will receive any additional proceeds from the private placement or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available, the Company will have to significantly delay, scale back or discontinue research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Such estimates and assumptions are used for, but are not limited to, the accrual of research and development expenses, deferred tax assets and liabilities and related valuation allowance, stock-based compensation, the useful lives of property and equipment and the valuation of warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash. All of the Company’s cash and restricted cash is deposited in accounts with major financial institutions. Such deposits are in excess of the federally insured limits.

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated and amortized in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in the statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2023 and 2022.

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

Leases

The Company accounts for its lease obligations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Operating and finance lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement date.

The Company recognizes rent expense related to our operating leases on a straight-line basis over the lease term. The Company will adjust the operating right-of-use assets for straight-line rent expense and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement date. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses. The Company will adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method.

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

Modification to existing lease agreements, including changes to the lease term or payment amounts, are reviewed to determine whether they result in a sperate contract. For modifications that do not result in a separate contract, management reviews the lease classification and re-measures the related right-of-use assets and lease liabilities at the effective date of the modification.

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

The calculation of the income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity. The Company classifies interest and penalty expense related to uncertain tax positions as a component of operating expenses on the statements of operations. As of December 31, 2023, the Company had no accrued interest or penalties.

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

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are accounted for as liability if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet the criteria to be accounted for as liability under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be accounted for as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are accounted for as a liability, regardless of the probability of the occurrence of the triggering event. If warrants do not meet the criteria to be accounted for as a liability under ASC 815-40, in order to conclude warrants should be accounted for as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are accounted for as equity under ASC 815-40 or other applicable U.S. GAAP. Warrants that meet the criteria to be accounted for as equity are recorded at fair value on the issuance date with no changes in fair value recognized after the issuance date. Warrants that meet the criteria to be accounted for as equity will be recorded within additional paid-in capital. After all relevant assessments, the Company concludes whether the warrants are accounted for as liability or equity. Refer to Note 8 for information regarding the warrants issued.

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Recently Issued Accounting Standards Updates

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosure. This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on the Company’s financial statements and related disclosures.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid research and development	$2,283	$2,562
Prepaid insurance	790	1,258
Other	270	232
Prepaid expenses and other current assets	$3,343	$4,052

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$379	$358
Furniture and fixtures	370	335
Software	126	126
Leasehold improvements	3,922	3,899
Less accumulated depreciation and amortization	(1,283)	(321)
Property and equipment, net	$3,514	$4,397

Depreciation and amortization expense was $1.0 and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture	$—	$29
Internal use software not yet in service	182	—
Construction in progress	$182	$29

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued clinical trials	$598	$253
Accrued compensation	1,673	1,460
Accrued legal	306	211
Accrued other	378	418
Total accrued expenses and other current liabilities	$2,955	$2,342

7. stockholders' equity

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

Equity Offering

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

ATM Facility

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement, (the "Sales Agreement") with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2023, the Company's calculated public float was less than $75.0 million. During the years ended December 31, 2023 and 2022, the Company sold an aggregate of 7,492,580 and 43,000 shares, respectively, of its common stock under the ATM, resulting in net proceeds of approximately $14.4 and $0.1 million, respectively, after deducting underwriting discounts.

Private Placement

On December 11, 2023, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with multiple investors (the “Private Placement”), pursuant to which the Company issued and sold an aggregate of 11,823,829 units

(the “Units”) comprised of (A) (1) one share of common stock, par value $0.0001 per share (the "Shares"), or (2) one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”) and, in each case, (B) one Series A ordinary warrant to purchase one share of common stock (the “Series A Warrants”) and (C) one Series B ordinary warrant to purchase one share of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Stock Warrants”). In connection with the Private Placement, the Company issued an aggregate of 11,249,588 shares of common stock, 574,241 Pre-Funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Warrants. The Units were sold at a purchase price of $1.22 per Unit, for an aggregate initial net proceeds of $13.5 million, after deducting fees and expenses. The closing of the Private Placement occurred on December 13, 2023.

8. warrants

In December 2023, the Private Placement was completed and the Company issued 574,241 Pre-Funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Pre-Funded Warrants terms. The Pre-Funded Warrants meet the criteria for permanent equity classification. As of December 31, 2023, 574,241 Pre-Funded Warrants were considered issued and outstanding.

The Series A Warrants have an exercise price of $1.25 per share. The Series A Warrants are exercisable immediately and will expire on June 13, 2025. The Company has the option to cause the Series A Warrants to be exercised at a strike price of $1.25 per share upon the Company’s public announcement of INB-100 clinical data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series A Warrants meet the criteria for permanent equity classification. As of December 31, 2023, 11,823,829 Series A Warrants were considered issued and outstanding.

The Series B Warrants have an exercise price of $1.50 per share. The Series B Warrants are exercisable immediately and will expire on December 13, 2028. The Series B Warrants allow the Company to redeem such warrants at a price of $0.01 per Series B Warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Class B Warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B Warrants meet the criteria for permanent equity classification. As of December 31, 2023, 11,823,829 Series B Warrants were considered issued and outstanding.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company's board of directors (the "Board of Directors") and the Company’s stockholders and became effective on July 29, 2021. The number of shares initially reserved for issuance under the 2020 Plan was 4,200,000, which automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. Pursuant to the terms of the 2020 Plan, the number of shares available under the 2020 Plan was increased by 1,227,257 shares effective January 1, 2023. Upon the effectiveness of the 2023 Plan (as defined below), the 2020 Plan was terminated and no further issuances were made under the 2020 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2020 Plan.

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options (“ISO”) within the meaning of Section 422 of the Internal Revenue Code (“IRC”) as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. As of December 31, 2023, 6,753,724 shares were available for grant pursuant to the 2023 Plan. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 2,164,366 shares effective January 1, 2024.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 400,000, or such lesser number of shares as determined by our Board of Directors. The Board of Directors acted not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2023. As of December 31, 2023, no shares of common stock had been issued under the 2020 ESPP and 387,812 shares remained available for future issuance under the 2020 ESPP. The Board of Directors or designated committee has not set an offering period. Pursuant to the terms of the 2020 ESPP, the number of shares available under the 2020 ESPP was increased by 400,000 shares effective January 1, 2024.

Stock Option Activity

The following is a summary of the stock option award activity during the year ended December 31, 2023:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,003,294	$4.90	8.28	$860
Granted	2,997,075	1.57
Exercised	—	—
Forfeited	(304,436)	2.36
Outstanding at December 31, 2023	6,695,933	$3.52	8.32	$361
Exercisable at December 31, 2023	2,546,509	$5.12	7.45	$49
Options expected to vest as of December 31, 2023	4,149,424	$2.54	8.86	$312

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.57 and $2.85, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at December 31, 2023.

Stock-Based Compensation Expense

For the years ended December 31, 2023 and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	December 31, 2023	December 31, 2022
Volatility	91.91% - 100.95%	86.91% - 89.16%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.58% - 4.17%	1.99% - 4.31%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,891	$1,404
General and administrative	2,479	2,063
Total stock-based compensation expense	$4,370	$3,467

No related tax benefits from stock-based compensation expense were recognized for the years ended December 31, 2023 and 2022. As of December 31, 2023, there was $7.7 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.39 years.

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

11. INCOME TAXES

For the years ended December 31, 2023 and 2022, the tax provision (benefit) consisted of (in thousands):

	December 31, 2023	December 31, 2022
Current provision (benefit):
Federal	$—	$—
State	—	—
Total	—	—
Deferred provision (benefit)
Federal	(6,084)	(5,967)
State	343	1,455
Total	(5,741)	(4,512)
Change in valuation allowance	5,741	4,512
Income tax provision (benefit)	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0	0.0
Stock-based compensation	(1.0)	(0.6)
Other permanent differences	(0.0)	0.0
True up adjustments	(1.0)	(4.0)
Change in valuation allowance	(19.0%)	(16.4%)
Income tax provision (benefit)	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax assets (liabilities) balance are as follows at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Stock-based compensation	$1,628	$920
Net operating loss carryforwards and alternative minimum tax credits	12,708	9,737
Lease liabilities	1,027	1,234
Reserves and accruals	352	307
Intangibles and fixed assets	4,953	2,940
Total deferred tax assets	20,668	15,137
Deferred tax liabilities:
ROU assets	(1,024)	(1,233)
Total deferred tax liabilities	(1,024)	(1,233)
Valuation allowance	(19,644)	(13,903)
Deferred tax assets (liabilities), net	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $52.4 million, which do not expire. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $18.3 million which will begin to expire in 2038.

The Company has evaluated both positive and negative evidences and determined that negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained. The net change in the valuation allowance for the year ended December 31, 2023 was an increase of $5.7 million.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, there is a risk of an ownership change that could trigger a limitation of the use of the loss carryover. The Company has undertaken a formal IRC Section 382 study up until December 31, 2023. Management concluded that the Company has undergone a more than 50% ownership change defined under IRS Section 382(a) on December 13, 2023; all the attributes disclosed in this footnotes reflect the conclusion of that study. However, subsequent ownership changes may further limit the Company's ability in the future to utilize its NOLs and other tax carryforwards.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in an increase in deferred tax assets of approximately $2.7 million for the year ended December 31, 2023.

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

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(30,007)	$(28,521)
Net loss per share—basic and diluted	$(1.00)	$(1.36)
Weighted-average number of shares used in computing net loss per share—basic and diluted	29,864,932	20,967,955

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	5,681,577	3,200,412
Pre-Funded Warrants	118,593	—
Series A Warrants	2,441,878	—
Series B Warrants	2,441,878	—
Total	10,683,926	3,200,412

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

14. equipment and FACILITY LEASES

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2023, the Company had three operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of December 31, 2023, the Company has ten active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of December 31, 2023, the Company has one active lease from this leasing company. The terms of the lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require two advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of December 31, 2023 and 2022, and are included in other non-current assets on the balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $0.3 million as of December 31, 2023 and 2022. As of December 31, 2023, approximately $256,000 was included in restricted cash and $10,000 was included in other current assets. As of December 31, 2022, approximately $252,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s finance and operating leases for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Lease Cost
Amortization of finance right-of-use assets	$871	$461
Interest on finance lease liabilities	138	53
Operating lease cost	1,151	731
Short-term lease cost	468	—
Variable lease cost	116	—
Total lease cost	$2,744	$1,245

December 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$956
Cash paid for amounts included in the measurement of lease liability – operating leases	$1,190
Weighted-average remaining lease term – finance leases	1.96 years
Weighted-average remaining lease term – operating leases	4.27 years
Weighted-average discount rate – finance leases	9.5%
Weighted-average discount rate – operating leases	12.1%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at December 31, 2023 (in thousands):

	Financing Leases	Operating Leases
2024	$766	$1,212
2025	501	1,224
2026	52	1,013
2027	—	767
2028	—	422
Thereafter	—	—
Total lease payment	1,319	4,638
Less: interest	100	964
Total lease liabilities	1,219	3,674
Less: short-term lease liability	694	820
Long-term lease liability	$525	$2,854

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the design of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2023.

Employment Agreement with Kate Rochlin, Ph.D.

On March 14, 2024, we entered into an employment agreement with Dr. Rochlin. The employment agreement reflects a base salary of $475,000 per year and a target annual performance bonus of 40% of base salary, as determined by the Board in its sole discretion. If we terminate Dr. Rochlin’s employment with us without cause (as defined in her employment agreement), she will receive: (i) continued payments of her then-current annual base salary for 12 months; (ii) to the extent Dr. Rochlin achieved any of the performance goals for such calendar year, a prorated bonus, subject to her timely execution and non-revocation of a release of claims in our favor and compliance with certain restrictive covenants and continuing obligations; and (iii) payment on her behalf of up to 12 months of health insurance benefits continuation. If Dr. Rochlin’s employment is terminated without cause or she terminates her employment for good reason within three months prior to or 12 months after a “change in control,” as defined in her employment agreement, she is instead entitled to (a) a lump sum severance payment equal to the sum of 12 months base salary and 100% of her annual current target performance bonus in effect as of the change in control, (b) full accelerated vesting on all of her unvested equity awards and (c) payment on her behalf of up to 12 months of health insurance benefits continuation.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.in8bio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance–Board Independence” in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding accounting fees and services required by this item will be contained in our 2024 Proxy Statement in Proposal 2 under the captions “–Independent Registered Public Accounting Firm Fees” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

3.2

Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 7, 2023).

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

4.3	Description of the Registrant’s Securities.
4.4	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.5	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.6	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.7	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

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

10.6+

Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

10.7+

Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

10.8+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).
10.9+	Non-Employee Director Compensation Policy (as amended November 30, 2021).
10.10+	Non-Employee Director Compensation Policy (as amended December 5, 2023).
10.11†

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

10.17†

First Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.18†

Second Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.19+

Amended and Restated Employment Agreement, between Registrant and William Ho, dated

December 1, 2020 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.20+

Amended and Restated Employment Agreement between Registrant and Lawrence Lamb, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.21+

Employment Agreement between Registrant and Trishna Goswami, dated October 7, 2021 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022)

10.22+

Employment Agreement between Registrant and Patrick McCall, dated January 20, 2021 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

10.23+	Employment Agreement between Registrant and Kate Rochlin, dated March 14, 2024.
10.24

Securities Purchase Agreement, dated as of December 11, 2023, by and among the Registrant and the Investors named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	IN8bio, Inc. Incentive Compensation Recoupment Policy, dated October 23, 2023.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

IN8bio, Inc.

March 14, 2024	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

March 14, 2024	By:	/s/ Patrick McCall
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

Name	Title	Date

/s/ William Ho	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
William Ho

/s/ Patrick McCall	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2024
Patrick McCall

/s/ Alan S. Roemer	Chairman of the Board of Directors	March 14, 2024
Alan S. Roemer

/s/ Peter Brandt	Director	March 14, 2024
Peter Brandt

/s/ Corinne Epperly	Director	March 14, 2024
Corinne Epperly

/s/ Emily Fairbairn	Director	March 14, 2024
Emily Fairbairn

/s/ Jeremy R. Graff	Director	March 14, 2024
Jeremy R. Graff

/s/ Luba Greenwood	Director	March 14, 2024
Luba Greenwood

/s/ Travis Whitfill	Director	March 14, 2024
Travis Whitfill