Form 10-Q
period 2024-03-31
IN8BIO, INC.
filed 2024-05-09
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of May 6, 2024 was 44,123,949.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2024	December 31,
	(unaudited)	2023
Assets		(Note 2)
Current assets
Cash	$13,015	$21,282
Prepaid expenses and other current assets	2,740	3,343
Total Current Assets	15,755	24,625
Non-current assets
Property and equipment, net	3,325	3,514
Construction in progress	203	182
Restricted cash	256	256
Right-of-use assets - finance leases	1,160	1,364
Right-of-use assets - operating leases	4,530	3,513
Other non-current assets	320	255
Total Non-Current Assets	9,794	9,084
Total Assets	$25,549	$33,709
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$1,413	$924
Accrued expenses and other current liabilities	895	2,955
Short-term finance lease liability	680	694
Short-term operating lease liability	856	820
Total Current Liabilities	3,844	5,393
Long-term finance lease liability	351	525
Long-term operating lease liability	3,828	2,854
Total Non-Current Liabilities	4,179	3,379
Total Liabilities	8,023	8,772
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at March 31, 2024 and December 31, 2023; 43,287,325 shares issued and outstanding at March 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	117,303	116,152
Accumulated deficit	(99,781)	(91,219)
Total Stockholders' Equity	17,526	24,937
Total Liabilities and Stockholders' Equity	$25,549	$33,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$4,903	$4,385
General and administrative	3,742	3,470
Total operating expenses	8,645	7,855
Interest income	83	—
Other income	—	330
Loss from operations	(8,562)	(7,525)
Net loss	$(8,562)	$(7,525)
Net loss per share – basic and diluted	$(0.20)	$(0.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	43,287,325	24,732,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance costs	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	3	85,522	(68,737)	16,788

Balance at December 31, 2023	43,287,325	4	116,152	(91,219)	24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	43,287,325	$4	$117,303	$(99,781)	$17,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(8,562)	$(7,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	243
Non-cash stock-based compensation	1,240	859
Amortization of finance lease right-of-use assets	204	188
Amortization of operating lease right-of-use assets	189	159
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	603	510
Other non-current assets	(65)	—
Accounts payable	489	(1,035)
Accrued expenses and other current liabilities	(2,060)	(667)
Short-term operating lease liabilities	37	25
Long-term operating lease liabilities	(233)	(196)
Net cash used in operating activities	(7,919)	(7,439)
Investing activities
Purchases of property and equipment	(50)	(371)
Construction in progress	(21)	(58)
Net cash used in investing activities	(71)	(429)
Financing activities
Payment of issuance costs	(89)	—
Proceeds from the issuance of common stock, net of issuance costs	—	722
Principal payments on finance leases	(188)	(175)
Net cash (used in) provided by financing activities	(277)	547
Net decrease in cash and restricted cash	(8,267)	(7,321)
Cash and restricted cash at beginning of period	21,538	18,434
Cash and restricted cash at end of period	$13,271	$11,113

Cash, end of period	$13,015	$10,860
Restricted cash, end of period	256	253
Cash and restricted cash, end of period	$13,271	$11,113

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$714	$—
Lease modification of operating lease right-of-use assets and liabilities	$492	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-400, is currently in a company-sponsored Phase 2 clinical trial in which autologous, genetically modified gamma-delta T cells will be assessed in newly diagnosed glioblastoma ("GBM") patients at centers across the United States. In addition, the Company has two programs in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed GBM, and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation ("HSCT"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing acute myeloid leukemia ("AML") and other solid and hematological tumor types.

Incysus, Inc. ("Incysus") was a corporation formed in the State of Delaware on November 23, 2015 and Incysus, Ltd. was incorporated in Bermuda on February 8, 2016. Incysus was the wholly owned United States subsidiary of Incysus, Ltd. On May 7, 2018, Incysus, Ltd. reincorporated in the United States in a domestication transaction ("Domestication") in which Incysus, Ltd. converted into a newly formed Delaware corporation, Incysus Therapeutics, Inc. ("Incysus Therapeutics"). On July 24, 2019, Incysus Therapeutics merged with Incysus. Incysus Therapeutics subsequently changed its name to IN8bio, Inc. in August 2020. Following the Domestication in May 2018 and the merging of Incysus Therapeutics and Incysus in July 2019, the Company does not have any subsidiaries to consolidate. The Company is headquartered in New York, New York.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $8.6 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $99.8 million.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. Based on the Company’s business strategy, its existing cash of $13.0 million as of March 31, 2024 will only fund the Company’s projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through at-the-market program ("ATM") offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. Through May 2, 2024, the Company sold an aggregate of 856,624 shares of its common stock under the ATM program, resulting in net proceeds of approximately $1.0 million after deducting underwriting discounts.

In addition, the Company may receive an additional $14.8 million in aggregate proceeds if the holders of the Series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon the Company's public announcement of INB-100 data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $17.7 million from the exercise of its outstanding Series B ordinary warrants. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available, the Company will have to significantly delay, scale back or discontinue research and development programs or future commercialization efforts. The actual amount of cash that the Company will need to operate is subject to many factors. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2023 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission ("SEC") on March 14, 2024. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP").

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting periods presented. Such estimates and assumptions are used for, but are not limited to, the accrual of research and development expenses, deferred tax assets and liabilities and the related valuation allowance, stock-based compensation, the useful lives of property and equipment and the valuation of warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards Updates

The Company has evaluated all other issued and unadopted Accounting Standard Updates, and believes the adoption of these standards will not have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development	$1,752	$2,283
Prepaid insurance	449	790
Other	539	270
Prepaid expenses and other current assets	$2,740	$3,343

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$427	$379
Furniture and fixtures	370	370
Software	126	126
Leasehold improvements	3,924	3,922
Less accumulated depreciation and amortization	(1,522)	(1,283)
Property and equipment, net	$3,325	$3,514

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2024 and 2023.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Internal use software not yet in service	$203	$182
Construction in progress	$203	$182

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical trials	$153	$598
Accrued compensation	480	1,673
Accrued legal	79	306
Accrued other	183	378
Accrued expenses and other current liabilities	$895	$2,955

7. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “Shelf Registration Statement”) with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an ATM. The Company entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2023, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2023, the Company sold an aggregate of 7,492,580 shares of its common stock under the ATM program, resulting in net proceeds of approximately $14.4 million after deducting underwriting discounts. Through May 2, 2024, the Company sold an aggregate of 856,624 shares of its common stock under the ATM program, resulting in net proceeds of approximately $1.0 million after deducting underwriting discounts.

8. WARRANTS

In December 2023, the Company issued 574,241 pre-funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants. The pre-funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the pre-funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a pre-funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants terms. The pre-funded warrants meet the criteria for permanent equity classification. As of March 31, 2024, 574,241 pre-funded warrants were issued and outstanding.

The Series A warrants have an exercise price of $1.25 per share. The Series A warrants are exercisable immediately and expire on June 13, 2025. The Company has the option to cause the Series A warrants to be exercised at a strike price of $1.25 per share upon the Company’s public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series A warrants meet the criteria for permanent equity classification. As of March 31, 2024, 11,823,829 Series A warrants were issued and outstanding.

The Series B warrants have an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. As of March 31, 2024, 11,823,829 Series B warrants were issued and outstanding.

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

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company's Board of Directors and the Company’s stockholders and became effective on July 29, 2021. Upon the effectiveness of the 2023 Plan (as defined below), the 2020 Plan was terminated and no further issuances were made under the 2020 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2020 Plan.

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 2,164,366 shares effective January 1, 2024. As of March 31, 2024, 7,227,415 shares were available for grant pursuant to the 2023 Plan, including the increase effective January 1, 2024.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by the Board of Directors. As of March 31, 2024, no shares of common stock had been issued under the ESPP and 787,812 shares remained available for future issuance under the ESPP. The Company’s Board of Directors or designated committee has not set an offering period. Pursuant to the terms of the ESPP, the number of shares available under the ESPP increased by 400,000 shares, effective January 1, 2024.

Stock Option Activity

The following is a summary of the stock option award activity during the three months ended March 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	6,695,933	$3.52	8.32	$361
Granted	1,690,675	1.24
Exercised	—	—
Forfeited	(50,335)	4.43
Outstanding at March 31, 2024	8,336,273	$3.05	8.49	$40
Exercisable at March 31, 2024	2,797,539	$5.04	7.45	$17
Options expected to vest as of March 31, 2024	5,538,734	$2.05	9.02	$23

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $1.24 and $2.00, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2024 and December 31, 2023.

Stock-Based Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	March 31, 2024	March 31, 2023
Volatility	94.20% - 102.54%	91.91%
Expected life (years)	6.08	6.08
Risk-free interest rate	3.98% - 4.16%	3.99%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$532	$389
General and administrative	708	470
Total stock-based compensation expense	$1,240	$859

No related tax benefits from stock-based compensation expense were recognized for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $7.5 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.63 years.

10. LICENSE AGREEMENTS

Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation

In June 2016, the Company entered into an exclusive license agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation (UABRF), as amended from time to time (the “Emory License Agreement”). The Emory License Agreement was amended in October 2017 and July 2020. Under the Emory License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy related patents and know-how related to gamma-delta T cells developed by Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, the University of Alabama at Birmingham, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,562)	$(7,525)
Net loss per share—basic and diluted	$(0.20)	$(0.30)
Weighted-average number of shares used in computing net loss per share—basic and diluted	43,287,325	24,732,580

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	7,707,784	3,870,924
Pre-Funded Warrants	574,241	—
Series A Warrants	11,823,829	—
Series B Warrants	11,823,829	—
Total	31,929,683	3,870,924

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

13. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2024, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of March 31, 2024, the Company has 11 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of March 31, 2024, the Company has one active lease from this leasing company. The terms of the lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of March 31, 2024 and December 31, 2023, and are included in other non-current assets on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, which was modified and expanded in March 2024 for a 60-month term ending in March 2029, with an option to extend five years, resulting in an increase to both the right of use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $0.3 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, approximately $256,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Cost
Amortization of finance right-of-use assets	$204	$149
Interest on finance lease liabilities	27	14
Operating lease cost	304	112
Short-term lease cost	83	105
Variable lease cost	24	—
Total lease cost	$642	$380

March 31, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$27
Cash paid for amounts included in the measurement of lease liability – operating leases	$310
Weighted-average remaining lease term – finance leases (years)	1.57
Weighted-average remaining lease term – operating leases (years)	4.36
Weighted-average discount rate – finance leases	9.5%
Weighted-average discount rate – operating leases	12.7%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at March 31, 2024 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$552	$1,051
2025	501	1,401
2026	52	1,416
2027	—	1,224
2028	—	891
Thereafter	—	120
Total lease payment	1,105	6,103
Less: interest	74	1,419
Total lease liabilities	1,031	4,684
Less: short-term lease liability	680	856
Long-term lease liability	$351	$3,828

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission ("SEC"). All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2023 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo-expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC") and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell focused cellular therapy company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

We recently dosed the first patient in our Phase 2 multi-center clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma ("GBM"). This trial will expand the assessment of autologous, genetically modified gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We anticipate that the Phase 2 trial will confirm the efficacy signal suggested by the investigator-initiated Phase 1 trial known as INB-200. We have completed enrollment of Cohort 3 for INB-200 and will provide clinical updates and long-term follow-up data at medical meetings throughout 2024, starting with a presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting in June 2024. We presented an interim clinical update to INB-200 in an oral presentation at the ASCO Annual Meeting in June 2023 and an update via poster at the Society of Neuro-Oncology ("SNO") Annual Meeting in November 2023. In addition, with additional funding, we plan to submit an IND in 2025 for the Phase 1b/2 clinical trial of INB-400 in which allogeneic genetically modified gamma-delta T cells will be assessed in patients with recurrent and newly diagnosed GBM. Should a favorable safety profile be determined in the Phase 1b recurrent GBM portion of the study, we expect to initiate the Phase 2 expansion portion, whereby GBM patients with recurrent and newly diagnosed GBM would both be eligible to receive the allogeneic genetically modified gamma-delta T cell product. In April 2023, we received Orphan Drug Designation ("ODD") for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

In INB-100, the investigator-initiated Phase 1 trial for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation ("HSCT") we determined a recommended Phase 2 dose ("RP2D") in 2023. We have completed primary enrollment of the Phase 1 clinical trial and we presented a clinical update at the European Society for Blood and Marrow Transplantation ("EBMT") Annual Meeting in April 2023 and at the American Society of Hematology ("ASH") Annual Meeting in December 2023.

The complete remission ("CR") data to date, combined with INB-100’s benefit/risk profile are encouraging for the treatment of hematological malignancies and the trial is being expanded by an additional ten patients at Dose Level ("DL") 2, the RP2D. Enrollment in the expansion cohort is on-going and updated data is expected to be presented at medical meetings in 2024, starting with the European Hematological Association Congress ("EHA") in June 2024 with additional long-term follow-up results expected in late 2024 and in 2025.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on targeting various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor T cell ("nsCAR") construct. We presented additional preclinical data demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123, which demonstrated the ability of our nsCAR constructs to distinguish between tumor and healthy tissue at the American Association for Cancer Research ("AACR") Annual Meeting in 2024. We plan to continue to optimize the construct for advancement towards animal models and potentially IND enabling studies in 2024.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer ("SITC") Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVdelta1+ or iVd2+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome ("CRS") and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, acute myeloid leukemia ("AML") and chronic myelogenous leukemia ("CML"). Furthermore, cryopreservation did not impact the cells with the cryopreserved Vd1+ gamma-delta T cells showing comparable cytotoxicity to fresh cells, which allows them to be expanded and banked for potential on-demand clinical use. These data highlight our ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially "off-the-shelf" platform for allogeneic cell therapy.

We intend to continue advancing our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications with additional funding. We plan to file several company-sponsored IND applications for our pipeline product candidates over the next few years. We have also been advancing our manufacturing capabilities through process development and deeper characterization and profiling of our clinical-scale manufactured products. We will have an oral presentation at the American Society of Gene & Cellular Therapy ("ASGCT") Annual Meeting in May 2024 on the characterization of DeltEx DRI products manufactured from healthy donors and patients. We will also have two poster presentations at the International Society for Cell & Gene Therapy ("ISCT") Annual Meeting in May 2024. We will be presenting one poster on the logistical and manufacturing scale-up for the multi-center INB-400 Phase 2 trial and one poster on characterization of our manufactured products from healthy donors and cancer patients highlighting modulation in gene regulation throughout the manufacturing process.

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offerings, private placements and our at-the-market ("ATM") program with Cantor Fitzgerald & Co. ("Cantor Fitzgerald").

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, manufacturing, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $13.0 million as March 31, 2024 will only fund the projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of issuance of these condensed financial statements.

We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the on-going market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements, to support the development of our product candidates. In addition, we may receive an additional $14.8 million in aggregate proceeds if the holders of our outstanding Series A warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon our public announcement of INB-100 data for the ten currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see “—Liquidity and Capital Resources” below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” The condensed financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx	AML, MDS					• Enroll patients in expansion cohort at DL 2 • Long-term follow-up at medical meetings in 2024 starting at EHA in June 2024 • Potential submission of IND for Phase 2 RCT trial^
Solid Tumors (Autologous)							
INB-200	DeltEx DRI*	GBM (1L)**					• Completion of Phase 1 enrollment 1H24 • Long-term follow-up at medical meetings in 2024 starting at ASCO in June 2024
INB-400	DeltEx DRI	GBM (1L)					• Data update at medical meetings in 2025
Solid Tumors (Allogeneic)							
INB-400	DeltEx DRI	GBM (relapsed & 1L)					• Potentially submit IND for Allo Phase 1b in relapsed GBM in 2024^
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					• Updated proof-of-concept data on nsCAR platform targeting AML starting at AACR 2024
INB-500	γδ iPSC T cells	TBD					

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
** 1L = First line therapy
^ Timing of next anticipated milestones are estimates based on the successful raise of additional capital to fund our programs and are subject to change

Components of Our Results of Operations

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
•
expenses incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations ("CROs") as well as contract manufacturing organizations ("CMOs") and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
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

Interest Income

Interest income includes interest earned from certain bank accounts.

Other Income

We entered into a non-recurring contractual arrangement in the first quarter of 2023 with a non-related third party to transfer two lots of our clinical-scale, GMP-grade gamma-delta T cells, which the third party utilized in their research activities.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,903	$4,385	$518
General and administrative	3,742	3,470	272
Total operating expenses	8,645	7,855	790
Interest income	83	—	83
Other income	—	330	(330)
Loss from operations	(8,562)	(7,525)	(1,037)
Net loss	$(8,562)	$(7,525)	$(1,037)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Direct research and development expenses:
INB-100	$125	$86	$39
INB-200	252	60	192
INB-400	989	1,135	(146)
Unallocated expenses
Preclinical expenses	27	34	(7)
Personnel-related expenses (including stock-based compensation)	2,521	2,026	495
Facility-related and other expenses	989	1,044	(55)
Total research and development expenses	$4,903	$4,385	$518

Research and development expenses were $4.9 million for the three months ended March 31, 2024, compared to $4.4 million for the comparable prior year period. The increase of $0.5 million was primarily due to a $0.5 million increase in personnel-related costs, including salaries and stock-based compensation as a result of the increase in our headcount. Direct clinical costs increased by $0.1 million due to costs for INB-100, INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2024, compared to $3.5 million for the comparable prior year period. The increase of $0.3 million was primarily due to an increase in personnel-related costs, including stock-based compensation, and rent expense, offset by cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Other Income

We did not have other income for the three months ended March 31, 2024. The decrease of $0.3 million was due to a non-recurring contractual arrangement with a non-related third party to transfer two lots of our clinical-scale, GMP-grade gamma-delta T cells in the comparable prior year period.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offerings, private placements and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $115.8 million of gross proceeds from the sale of our securities.

As of March 31, 2024, we had cash of $13.0 million. Our current plan of operation is to continue to implement our business strategy, including continuing clinical development of INB-400, INB-200, INB-100, and advancing our other product candidates, including our preclinical pipeline and our internal research and development capabilities and seek potential collaborative partners for our earlier stage assets. Based on this business strategy, our existing cash as of March 31, 2024 will only fund the projected operating expenses and capital expenditure requirements into January 2025.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) (Shelf Registration Statement) with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. Through May 2, 2024, we sold an aggregate of 856,624 shares of our common stock under the ATM program, resulting in net proceeds of approximately $1.0 million after deducting underwriting discounts. On March 8, 2024, we delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

Outstanding Warrants

As of March 31, 2024, we had issued and outstanding 574,241 pre-funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants. The pre-funded warrants have an exercise price of $0.0001 per share. The Series A warrants have an exercise price of $1.25 per share. The Series B warrants have an exercise price of $1.50 per share.

The Series A warrants are exercisable immediately and will expire on June 13, 2025. We have the option to cause the Series A warrants to be mandatorily exercised at a strike price of $1.25 per share upon the public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow us to mandatorily redeem such warrants at a price of $0.01 per Series B warrant upon the public announcement of our INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption.

We may receive up to an aggregate of approximately $32.5 million of gross proceeds from the exercise of the Series A and Series B warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of the warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered.

Going Concern

Our condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the condensed financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $13.0 million as of March 31, 2024 will only fund the projected operating expenses and capital expenditure requirements into January 2025. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, we may receive an additional $14.8 million in aggregate proceeds if the holders of our Series A ordinary warrants exercise their warrants pursuant to the mandatory exercise feature, which is triggered upon our public announcement of INB-100 data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months of long-term follow-up for each patient, along with certain stock price and trading volume requirements. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the condensed financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities.

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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions such as the Israel-Hamas war and the Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2024 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of March 31, 2024, we had fixed lease payment obligations of $7.2 million, with $2.1 million payable within 12 months. Refer to Note 12 to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,919)	$(7,439)
Net cash used in investing activities	(71)	(429)
Net cash (used in) provided by financing activities	(277)	547
Net decrease in cash and restricted cash	$(8,267)	$(7,321)

Operating Activities

Cash used in operating activities was $7.9 million during the three months ended March 31, 2024, primarily due to our net loss of $8.6 million and changes in operating assets and liabilities of $1.1 million, partially offset by an increase in non-cash charges of $1.9 million. Decreases in our operating assets and liabilities consisted primarily of $2.1 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal and $0.2 million in long-term operating liabilities, partially offset by an increase of $0.8 million in prepaid expenses and other current assets and $0.5 million in accounts payable. Increases in our non-cash charges consisted primarily of $1.2 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.4 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.2 million of depreciation.

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

Investing Activities

Cash used in investing activities was $0.1 million during the three months ended March 31, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Cash used in investing activities was $0.4 million during the three months ended March 31, 2023, primarily due to increased construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama

Financing Activities

Cash used in financing activities was $0.3 million during the three months ended March 31, 2024, primarily due to principal payments of $0.2 million on our leases and $0.1 million of issuance costs.

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

We have listed below our critical accounting policies that we believe to have the greatest potential impact on our condensed financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Critical Accounting Policies

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our condensed financial statements located elsewhere in this Quarterly Report. We have listed below our critical accounting estimates and accounting policies that we believe to have the greatest potential impact on our condensed financial statements.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We account for our stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the three months ended March 31, 2024 and as of the date of this report that had a material impact on the condensed financial statements or disclosures.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors Associated with Our Business

The following is a summary of the principal risks associated with an investment in our common stock:

•
There is substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations through regulatory approval, and if we are unable to raise capital, we could be forced to delay, reduce or explore other strategic options for certain of our development programs, or even terminate our operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
•
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
•
Our outstanding warrants may not be exercised and we may not receive any cash proceeds from any exercise of warrants.
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
•
We may not be able to file investigational new drug ("IND") applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

•
Development of a product candidate intended for use in combination with an already approved therapy may present increased complexity and more or different challenges than development of a product candidate for use as a single agent or monotherapy.
•
Public opinion and scrutiny of our competitors, cell-based immunotherapy and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business, raise additional capital and our business plans.
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
•
We rely on third-party healthcare professionals to procure cells for manufacturing and to administer gamma-delta T cells to patients, and our business could be harmed if these third parties administer these processes and/or cells incorrectly.
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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Our existing cash as of March 31, 2024 will only fund our operations into January 2025. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including as a result of exercises of the outstanding warrants. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Our outstanding Series A and Series B warrants may not be exercised and we may not receive any cash proceeds from any exercise of warrants.

As of March 31, 2024, we had 574,241 pre-funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants outstanding.

The Series A warrants are exercisable immediately and will expire on June 13, 2025. We have the option to cause the Series A warrants to be exercised at a strike price of $1.25 per share upon the public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow us to redeem such warrants at a price of $0.01 per Series B warrant upon the public announcement of our INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption.

We may receive up to an aggregate of approximately $32.5 million from the exercise of the Series A or Series B warrants assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants.

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

We have incurred significant operating losses since inception. Our net loss was $8.6 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $99.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, establishing and validating commercial-scale current good manufacturing practices ("cGMP") facilities, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of some of these activities. As inflation expectations remain uncertain in the United States and globally, we expect the costs of certain activities will increase. Should suppliers and consultants increase prices to cover increased wages and materials costs, we expect our expenses and cash utilization could increase substantially. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to offset our expenses and achieve profitability.

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
•
the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologics License Application ("BLA") or other submission or to obtain regulatory approval;
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

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-100, INB-200 and INB-400 product candidates, as well as our additional drug-resistant immunotherapy ("DRI") gamma-delta T cell preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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

Additionally, we are the first company to advance a genetically modified gamma-delta T cell product candidate, INB-200 and INB-400, which we are currently developing for the treatment of certain solid tumors, into the clinic. The manufacture of our cell therapies involves complex processes, including, for INB-100, where blood cells are isolated from an allogeneic donor via leukapheresis, gamma-delta T cells are expanded and activated, and other cells are removed through magnetic separation and then cryopreserved. For INB-200 and INB-400, blood cells are isolated from the patient via leukapheresis, the gamma-delta T cells are transduced, expanded and activated, and, if required, other cells are removed through magnetic separation prior to cryopreservation.

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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we have observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 to date. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. While we have observed grade 1/2 GvHD that has been responsive to steroid treatment, we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, an allogeneic or an “off-the-shelf” product may not be attainable, which would prevent the further advancement of our INB-100 allogeneic product candidate and adversely affect our business and current development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may impose specific post-market requirements, such as establishment of a Risk Evaluation and Mitigation Strategy ("REMS") and request additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following (among other unforeseen events included in this “Risks Related to the Development of our Product Candidates” subsection):

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

Additionally, the FDA or an independent institutional review board ("IRB") may also suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (GCP) regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

The timely completion of clinical trials in part depends on patient enrollment, and as such identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter difficulties in enrolling a sufficient number of eligible patients to participate in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Additionally, some of the initial indications for which we are developing our current product candidates, including glioblastoma and AML, primarily affect an elderly population over the age of 65, who might suffer from other age-related and unknown and/or pre-existing ailments or health concerns. If any such patient enrolled in our smaller-scale Phase 1 trials has to drop out due to pre-existing health issues or due to a serious adverse effect, or otherwise dies, and we are not able to recruit additional patients in a timely manner, or at all, our clinical trials could be delayed or otherwise halted. As such, despite diligent planning of our clinical trials and analysis of their feasibility regarding patient recruitment, we may experience difficulties, delays or inability in patient enrollment in our clinical trials for a variety of reasons, including:

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. For example, in January 2024, FDA required approved CAR-T products to add boxed warning information to their labeling concerning the risk of developing secondary T cell malignancies. If additional clinical experience indicates that any of our product candidates or the use of lentiviral vectors have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Undesirable side effects caused by our product candidates, implanted devices, gene-editing methods, delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may be placed on clinical hold and not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our studies could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

To date, we have only tested INB-400, INB-200 and INB-100 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing at a limited number of sites. To date, our clinical trials have been run at academic/tertiary care centers. As we continue developing our lead product candidates and initiate multi-center clinical trials of our product candidates, including potentially at community hospitals, SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

We may not be able to file IND applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have previously announced our 2024 pipeline goals, which include potentially submitting additional INDs for INB-400 and INB-100. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

In April 2023, we received orphan drug designation for autologous and allogeneic IND-400 product, covering a broad range of malignant glioma treatments, including newly diagnosed glioblastoma. We may continue to seek orphan drug designation for one or more of our current or future product candidates, including INB-100 or its successor. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 autologous and allogeneic products for malignant gliomas in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Public opinion and scrutiny of our competitors, cell-based immunotherapy and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business and our business plans.

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor's products and/or programs such as claims that gamma-delta T cell and/or other cell-based immunotherapy is unsafe, unethical, inefficacious, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business, ability to raise additional capital and/or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA.

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

Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to process and logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the inherent differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, inconsistency in cell growth and variability in product characteristics.

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

Although we endeavor to build and operate a manufacturing facility in the future, we do not currently own any facility that may be used as our clinical or commercial-scale manufacturing and processing facility and expect that we will rely on outside vendors for at least a portion of the manufacturing of our cell therapy product candidates that we develop. For example, in September 2022, we announced a partnership with the Dunbar CAR T-Cell Program at the University of Louisville as the manufacturing center for our INB-400 clinical program. The facilities used by our partners and contract manufacturers must be submitted and disclosed to the FDA or other foreign regulatory agencies and may be selected for inspection or audit following the submission of an application to the FDA or other foreign regulatory agencies. To the extent that we engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with confidentiality agreements and the cGMP requirements for the manufacture of our product candidates. We have not yet had any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that meet specifications are capable or safe and effective. If such contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not agree that these facilities for the manufacture of our product candidates are acceptable or if it withdraws any such approval or acceptance in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will cover approximately 191 patients after an additional large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

We are, and our future CROs will be, required to comply with the good laboratory practices ("GLPs") and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Council for Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our future CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates, INB-100, INB-200, INB-300 and INB-400 are dependent on our license agreements with The UAB Research Foundation ("UABRF") Children’s Healthcare of Atlanta, Inc. ("CHOA") and Emory University ("Emory") and, together with UABRF and CHOA, the Licensors, pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of March 31, 2024, we owned, co-owned or exclusively licensed three issued U.S. patents, seven issued European patents, 13 other issued foreign patents, eight pending U.S. applications, two pending PCT applications and 46 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as INB-100, INB-200, INB-300, INB-400 and INB-500, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent. However, the extension cannot extend the total patent term beyond 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. Additionally, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of March 31, 2024, we had 34 full-time employees. As the clinical development of our product candidates progresses, we expect to need to hire employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties upon which we rely process sensitive information, and as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by A.I., natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended ("Code") a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which are outside our control). As a result, if and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency ("EMA") if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the product may be marketed, require extensive warnings on the labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on

December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the new presidential administration. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned “Business—Government Regulation” in our Annual Report.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (i.e., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to data privacy and security requirements under HIPAA as amended, and regulations promulgated thereunder ("HIPAA"). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), imposes obligations on covered businesses regarding the personal data of consumers, business representatives, and employees who are California residents, and requires business to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have enacted data privacy laws as well. For example, Colorado, Connecticut, Utah and Virginia have passed comprehensive data privacy laws, all of which became effective in 2023, and recently enacted data privacy laws in Indiana, Iowa, Montana, Tennessee and Texas will become effective in coming years.

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

In addition, certain countries outside Europe (i.e., Russia) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

Based upon shares of our common stock outstanding as of May 6, 2024, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 72% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL") which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not elected to opt out of DGCL Section 203. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our common stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

We maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, during 2023, the FDIC took over Silicon Valley Bank, Signature Bank, Silvergate Capital Corp., and First Republic Bank, into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits would have a material adverse effect on our business and financial condition. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the FDIC or U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

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

As a public company, and particularly after we are no longer an emerging growth company ("EGC") as defined under the Jobs Act, or smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404") we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an EGC until the end of the fiscal year following the fifth anniversary of our initial public offering. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404.

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

Item 6. Exhibits.

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

10.1

Employment Agreement between the Company and Kate Rochlin, dated March 14, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 14, 2024).

10.2^	Lease Agreement (Suite 210) between the Company and Sloss Martin Biscuit, Ltd., dated March 16, 2024.
10.3	Second Amendment to Lease Agreement between the Company (Suite 230) and Sloss Martin Biscuit, Ltd., dated March 16, 2024.

10.4	Second Amendment to Lease Agreement between the Company (Suite 270) and Sloss Martin Biscuit, Ltd., dated March 16, 2024.
10.5	Non-Employee Director Compensation Policy (as amended February 5, 2024).
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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

IN8bio, Inc.

Date:	May 9, 2024	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)