Form 10-Q
period 2024-06-30
IN8BIO, INC.
filed 2024-08-08
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of August 7, 2024 was 46,786,948.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2024	December 31,
	(unaudited)	2023
Assets		(Note 2)
Current assets
Cash	$10,217	$21,282
Prepaid expenses and other current assets	2,465	3,343
Total Current Assets	12,682	24,625
Non-current assets
Property and equipment, net	3,112	3,514
Construction in progress	265	182
Restricted cash	259	256
Right-of-use assets - finance leases	1,531	1,364
Right-of-use assets - operating leases	4,327	3,513
Other non-current assets	320	255
Total Non-Current Assets	9,814	9,084
Total Assets	$22,496	$33,709
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$1,444	$924
Accrued expenses and other current liabilities	1,533	2,955
Short-term finance lease liability	895	694
Short-term operating lease liability	887	820
Total Current Liabilities	4,759	5,393
Long-term finance lease liability	526	525
Long-term operating lease liability	3,590	2,854
Total Non-Current Liabilities	4,116	3,379
Total Liabilities	8,875	8,772
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at June 30, 2024 and December 31, 2023; 46,434,656 and 43,287,325 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	122,026	116,152
Accumulated deficit	(108,410)	(91,219)
Total Stockholders' Equity	13,621	24,937
Total Liabilities and Stockholders' Equity	$22,496	$33,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$5,156	$4,134	$10,059	$8,519
General and administrative	3,533	3,581	7,275	7,051
Total operating expenses	8,689	7,715	17,334	15,570
Interest income	60	—	143	—
Other income	—	—	—	330
Loss from operations	(8,629)	(7,715)	(17,191)	(15,240)
Net loss	$(8,629)	$(7,715)	$(17,191)	$(15,240)
Net loss per share – basic and diluted	$(0.19)	$(0.27)	$(0.39)	$(0.57)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	45,126,064	28,472,346	44,493,815	26,612,794

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance costs	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	3	85,522	(68,737)	16,788
Issuance of common stock, net of issuance costs	5,645,250	1	11,706	—	11,707
Stock-based compensation expense	—	—	1,019	—	1,019
Net loss	—	—	—	(7,715)	(7,715)
Balance at June 30, 2023	30,606,119	$4	$98,247	$(76,452)	$21,799

Balance at December 31, 2023	43,287,325	$4	$116,152	$(91,219)	$24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	43,287,325	4	117,303	(99,781)	17,526
Issuance of common stock, net of issuance costs	3,127,331	1	3,527	—	3,528
Issuance of common stock upon exercise of Series A warrants, net of issuance costs	20,000	—	25	—	25
Stock-based compensation expense	—	—	1,171	—	1,171
Net loss	—	—	—	(8,629)	(8,629)
Balance at June 30, 2024	46,434,656	$5	$122,026	$(108,410)	$13,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(17,191)	$(15,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473	486
Non-cash stock-based compensation	2,411	1,878
Amortization of finance lease right-of-use assets	397	418
Amortization of operating lease right-of-use assets	393	323
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	878	1,580
Other non-current assets	(65)	—
Accounts payable	518	(1,390)
Accrued expenses and other current liabilities	(1,422)	(485)
Short-term operating lease liabilities	69	50
Long-term operating lease liabilities	(471)	(397)
Net cash used in operating activities	(14,010)	(12,777)
Investing activities
Purchases of property and equipment	(71)	(407)
Construction in progress	(83)	(44)
Net cash used in investing activities	(154)	(451)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	(89)	—
Proceeds from the issuance of common stock, net of issuance costs	3,528	12,429
Proceeds from the exercise of Series A warrants, net of issuance costs	25	—
Principal payments on finance leases	(362)	(389)
Net cash provided by financing activities	3,102	12,040
Net decrease in cash and restricted cash	(11,062)	(1,188)
Cash and restricted cash at beginning of period	21,538	18,434
Cash and restricted cash at end of period	$10,476	$17,246

Cash, end of period	$10,217	$16,993
Restricted cash, end of period	259	253
Cash and restricted cash, end of period	$10,476	$17,246

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$714	$536
Initial measurement of finance lease right-of-use assets and liabilities	$564	$—
Lease modification of operating lease right-of-use assets and liabilities	$492	$7
Transfer from construction in progress to property and equipment	$—	$36
Construction in progress in accounts payable and accrued expenses	$—	$48
Purchase of property and equipment in accounts payable	$—	$22

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-400, is currently in a company-sponsored Phase 2 clinical trial in which autologous, genetically modified gamma-delta T cells are being assessed in newly diagnosed glioblastoma ("GBM") patients at centers across the United States. In addition, the Company has two programs in Phase 1 clinical trials: INB-200, for the treatment of patients with newly diagnosed GBM, and INB-100, for the treatment of patients with hematologic malignancies that are undergoing hematopoietic stem cell transplantation ("HSCT"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing acute myeloid leukemia ("AML") and other solid and hematological tumor types.

Incysus, Inc. ("Incysus") was a corporation formed in the State of Delaware on November 23, 2015 and Incysus, Ltd. was incorporated in Bermuda on February 8, 2016. Incysus was the wholly owned United States subsidiary of Incysus, Ltd. On May 7, 2018, Incysus, Ltd. reincorporated in the United States in a domestication transaction (the "Domestication") in which Incysus, Ltd. converted into a newly formed Delaware corporation, Incysus Therapeutics, Inc. ("Incysus Therapeutics"). On July 24, 2019, Incysus Therapeutics merged with Incysus. Incysus Therapeutics subsequently changed its name to IN8bio, Inc. in August 2020. Following the Domestication in May 2018 and the merging of Incysus Therapeutics and Incysus in July 2019, the Company does not have any subsidiaries to consolidate. The Company is headquartered in New York, New York.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $17.2 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $108.4 million. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the on-going market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s business strategy, its existing cash of $10.2 million as of June 30, 2024 will only fund the Company’s projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. To continue to fund the operations of the Company, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through at-the-market program ("ATM") offerings and/or private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. During the three and six months ended June 30, 2024, the Company sold an aggregate of 3,127,331 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.5 million after deducting commissions and offering expenses.

The Company may receive an additional $14.8 million in aggregate proceeds if the holders of the Series A ordinary warrants ("Series A warrants") exercise their warrants. Further, if not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $17.7 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants"). See Note 8, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards Updates

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The adoption of this ASU did not have a material impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

The Company has evaluated all other issued and unadopted Accounting Standard Updates and believes the adoption of these standards will not have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development	$1,755	$2,283
Prepaid insurance	181	790
Other	529	270
Prepaid expenses and other current assets	$2,465	$3,343

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$448	$379
Furniture and fixtures	370	370
Software	126	126
Leasehold improvements	3,924	3,922
Less accumulated depreciation and amortization	(1,756)	(1,283)
Property and equipment, net	$3,112	$3,514

Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2024 and 2023 and was $0.5 million for the six months ended June 30, 2024 and 2023.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Internal use software not yet in service	$265	$182
Construction in progress	$265	$182

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical trials	$110	$598
Accrued compensation	1,029	1,673
Accrued legal	113	306
Accrued other	281	378
Accrued expenses and other current liabilities	$1,533	$2,955

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2023, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2023, the Company sold an aggregate of 7,492,580 shares of its common stock under the ATM program, resulting in net proceeds of approximately $14.4 million after deducting underwriting discounts. During the three and six months ended June 30, 2024, the Company sold an aggregate of 3,127,331 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.5 million after deducting underwriting discounts. As of June 30, 2024, $31.1 million remained available for the sale of our common stock under the ATM program.

8. WARRANTS

In December 2023, the Company issued 574,241 pre-funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants. The pre-funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the pre-funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a pre-funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the pre-funded warrants terms. The pre-funded warrants meet the criteria for permanent equity classification. As of June 30, 2024, 574,241 pre-funded warrants were issued and outstanding.

The Series A warrants have an exercise price of $1.25 per share. The Series A warrants are exercisable immediately and expire on June 13, 2025. The Series A warrants meet the criteria for permanent equity classification. As of June 30, 2024, 11,805,587 Series A warrants were issued and outstanding.

The Series B warrants have an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. As of June 30, 2024, 11,823,829 Series B warrants were issued and outstanding.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 2,164,366 shares effective January 1, 2024. As of June 30, 2024, 6,732,865 shares were available for grant pursuant to the 2023 Plan, including the increase effective January 1, 2024.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by the Board of Directors. As of June 30, 2024, no shares of common stock had been issued under the ESPP and 387,812 shares remained available for future issuance under the ESPP. The Company’s Board of Directors or designated committee has not set an offering period. Pursuant to the terms of the ESPP, the number of shares available under the ESPP increased by 400,000 shares, effective January 1, 2024.

Stock Option Activity

The following is a summary of the stock option award activity during the six months ended June 30, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	6,695,933	$3.52	8.32	$361
Granted	2,185,225	1.24
Exercised	—	—
Forfeited	(50,335)	4.43
Outstanding at June 30, 2024	8,830,823	$2.95	8.33	$—
Exercisable at June 30, 2024	3,727,158	$4.36	7.54	$—
Options expected to vest as of June 30, 2024	5,103,665	$1.92	8.91	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $1.24 and $1.59, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2024 and December 31, 2023.

Stock-Based Compensation Expense

For the six months ended June 30, 2024 and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	June 30, 2024	June 30, 2023
Volatility	90.31% - 102.54%	91.91% - 95.08%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.98% - 4.65%	3.58% - 3.99%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$514	$442	$1,046	$831
General and administrative	657	577	1,365	1,047
Total stock-based compensation expense	$1,171	$1,019	$2,411	$1,878

No related tax benefits from stock-based compensation expense were recognized for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, there was $6.3 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.51 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,629)	$(7,715)	$(17,191)	$(15,240)
Net loss per share—basic and diluted	$(0.19)	$(0.27)	$(0.39)	$(0.57)
Weighted-average number of shares used in computing net loss per share—basic and diluted	45,126,064	28,472,346	44,493,815	26,612,794

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	8,587,961	5,408,113	8,148,863	4,643,765
Series A warrants	11,805,587	—	11,814,708	—
Series B warrants	11,823,829	—	11,823,829	—
Total	32,217,378	5,408,113	31,787,400	4,643,765

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

13. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2024, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of June 30, 2024, the Company has 11 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of June 30, 2024, the Company has one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of June 30, 2024 and December 31, 2023, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $0.3 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, approximately $259,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Amortization of finance right-of-use assets	$193	$230	$397	$418
Interest on finance lease liabilities	28	40	55	73
Operating lease cost	346	287	650	575
Short-term lease cost	34	165	117	281
Variable lease cost	36	—	60	—
Total lease cost	$637	$722	$1,279	$1,347

June 30, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$55
Cash paid for amounts included in the measurement of lease liability – operating leases	$660
Weighted-average remaining lease term – finance leases (years)	1.79
Weighted-average remaining lease term – operating leases (years)	4.12
Weighted-average discount rate – finance leases	11.3%
Weighted-average discount rate – operating leases	12.7%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at June 30, 2024 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$497	$702
2025	761	1,401
2026	312	1,416
2027	—	1,224
2028	—	891
Thereafter	—	120
Total lease payment	1,570	5,754
Less: interest	149	1,277
Total lease liabilities	1,421	4,477
Less: short-term lease liability	895	887
Long-term lease liability	$526	$3,590

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

We have begun dosing patients in our Phase 2 multi-center clinical trial of our lead product candidate, INB-400, for the treatment of newly diagnosed glioblastoma ("GBM"). This trial will expand the assessment of genetically modified gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We anticipate that the Phase 2 trial will confirm the efficacy signal suggested by the investigator-initiated Phase 1 trial of INB-200 (NCT04165941). The investigator-initiated trial has completed enrollment of Cohort 3; clinical updates and long-term follow-up data will be provided at medical meetings in the second half of 2024 and throughout 2025. In June 2024, preliminary clinical data were presented at the American Society of Clinical Oncology ("ASCO") Annual Meeting, demonstrating that 92% of evaluable patients treated in the investigator-initiated trial exceeded the median progression-free survival ("PFS") of 7 typically months achieved by standard-of-care therapy with concomitant temozolomide (“TMZ”).

With additional funding, we plan to submit an IND for the allogeneic arm of INB-400 in 2025, a phase 1b/2 clinical trial in which allogeneic genetically modified gamma-delta T cells will be assessed in patients with recurrent and newly diagnosed GBM. Should a favorable safety profile be determined in the Phase 1b recurrent GBM portion of the study, we expect to initiate the Phase 2 expansion portion, whereby GBM patients with recurrent and newly diagnosed GBM would both be eligible to receive the allogeneic genetically modified gamma-delta T cell product. In April 2023, we received Orphan Drug Designation ("ODD") for the autologous and allogeneic INB-400 products from the Food and Drug Administration (“FDA”), covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

The investigator-initiated Phase 1 trial of INB-100 for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation ("HSCT") has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. The relapse free survival data to date, combined with INB-100’s benefit/risk profile, are encouraging for the treatment of hematological malignancies, and the trial is being expanded by an additional ten patients at Dose Level ("DL") 2, the RP2D. Enrollment in the expansion cohort is on-going, and we expect to present updated data at medical meetings in the second half of 2024 and throughout 2025. In June 2024, updated data were presented at the European Hematological Association Congress ("EHA"). This data demonstrated that 100% of evaluable leukemia patients (n=10) remained alive, progression-free, and in durable complete remission through one year as of May 31, 2024. Further, across these 10 patients, gamma-delta T cells demonstrated in vivo expansion and long-term persistence through 365 days, a first for any donor-derived, allogeneic cellular therapy product. Additional long-term follow-up results are expected in late 2024 and in 2025. In addition, with additional funding, we plan to submit an IND with the FDA for a registrational Phase 2 clinical trial for patients with acute myeloid leukemia (“AML”) undergoing their first allogeneic transplant using reduced intensity conditioning regimen.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on targeting various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor ("nsCAR") construct. We presented additional preclinical data demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123, which demonstrated the ability of our nsCAR constructs to distinguish between tumor and healthy tissue at the American Association for Cancer Research ("AACR") Annual Meeting in 2024. We plan to continue to optimize the construct for advancement towards animal models and potentially IND enabling studies in late 2024 or early 2025.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially ‘off-the-shelf’ innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer ("SITC") Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVdelta1+ or iVd1+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome ("CRS") and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, acute myeloid leukemia ("AML") and chronic myelogenous leukemia ("CML"). Furthermore, cryopreservation did not impact the cytotoxic function of iVd1+ gamma-delta T cells with respect to fresh cells, thereby enabling batch manufacturing and storage for on-demand clinical use. These findings highlight our expertise and ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially "off-the-shelf" platform for allogeneic cell therapy.

We intend to continue advancing our internal research, including the application of our proprietary DeltEx technologies into additional solid tumor indications with additional funding. We seek to file several company-sponsored IND applications for our pipeline product candidates over the next few years. We have also been advancing our manufacturing capabilities through additional process development along with deeper characterization and profiling of our clinical-scale manufactured products. We presented a comprehensive characterization of DeltEx drug-resistant immunotherapy ("DRI") products manufactured from healthy donors and patients at the American Society of Gene & Cellular Therapy ("ASGCT") Annual Meeting in May 2024. We also presented two posters at the International Society for Cell & Gene Therapy ("ISCT") Annual Meeting in May 2024, one describing the logistical and manufacturing scale-up for the multi-center INB-400 Phase 2 trial and the second characterizing manufactured products from healthy donors and cancer patients highlighting modulation in gene regulation throughout the manufacturing process.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$5,156	$4,134	$1,022
General and administrative	3,533	3,581	(48)
Total operating expenses	8,689	7,715	974
Interest income	60	—	60
Loss from operations	(8,629)	(7,715)	(914)
Net loss	$(8,629)	$(7,715)	$(914)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Direct research and development expenses:
INB-100	$317	$188	$129
INB-200	143	195	(52)
INB-400	1,415	989	426
Unallocated expenses
Preclinical expenses	19	22	(3)
Personnel expenses (including stock-based compensation)	2,538	2,043	495
Facility-related and other expenses	724	697	27
Total research and development expenses	$5,156	$4,134	$1,022

Research and development expenses were $5.2 million for the three months ended June 30, 2024, compared to $4.1 million for the comparable prior year period. The increase of $1.1 million was primarily due to a $0.5 million increase in personnel-related costs, including salaries and stock-based compensation as a result of the increase in our headcount. Direct clinical costs increased by $0.5 million due to increased enrollment costs for INB-100, INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended June 30, 2024, compared to $3.6 million for the comparable prior year period. General and administrative expenses remained flat, with a $0.1 million decrease in the three months ended June 30, 2024 compared to 2023.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$10,059	$8,519	$1,540
General and administrative	7,275	7,051	224
Total operating expenses	17,334	15,570	1,764
Interest income	143	—	143
Other income	—	330	(330)
Loss from operations	(17,191)	(15,240)	(1,951)
Net loss	$(17,191)	$(15,240)	$(1,951)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Direct research and development expenses:
INB-100	$442	$274	$168
INB-200	395	255	140
INB-400	2,404	2,124	280
Unallocated expenses
Preclinical expenses	46	56	(10)
Personnel-related expenses (including stock-based compensation)	5,059	4,069	990
Facility-related and other expenses	1,713	1,741	(28)
Total research and development expenses	$10,059	$8,519	$1,540

Research and development expenses were $10.1 million for the six months ended June 30, 2024, compared to $8.5 million for the comparable prior year period. The increase of $1.6 million was primarily due to a $1.0 million increase in personnel-related costs, including salaries and stock-based compensation as a result of the increase in our headcount. Direct clinical costs increased by $0.6 million due to increased enrollment costs for INB-100, INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2024, compared to $7.1 million for the comparable prior year period. The increase of $0.2 million was primarily due to an increase in personnel-related costs, including stock-based compensation, and rent expense, offset by cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.1 million for the six months ended June 30, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Other Income

We did not have other income for the three and six months ended June 30, 2024. The decrease of $0.3 million was due to a non-recurring contractual arrangement with a non-related third party to transfer two lots of our clinical-scale, GMP-grade gamma-delta T cells in the comparable prior year period.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offerings, private placements and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $119.4 million of gross proceeds from the sale of our securities.

As of June 30, 2024, we had cash of $10.2 million. Our current plan of operation is to continue to implement our business strategy, including continuing clinical development of INB-400, INB-200, INB-100, and to seek potential collaborative partners for our earlier stage assets. Based on this business strategy, our existing cash as of June 30, 2024 will only fund the projected operating expenses and capital expenditure requirements into January 2025.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, we delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the three and six months ended June 30, 2024, we sold an aggregate of 3,127,331 shares of our common stock under the ATM program, resulting in net proceeds of approximately $3.5 million after deducting commissions and offering expenses.

Outstanding Warrants

As of June 30, 2024, we had issued and outstanding 11,803,829 Series A warrants and 11,823,829 Series B warrants. The pre-funded warrants have an exercise price of $0.0001 per share. The Series A warrants have an exercise price of $1.25 per share. The Series B warrants have an exercise price of $1.50 per share.

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

We may receive up to an aggregate of approximately $32.5 million of gross proceeds from the exercise of the Series A and Series B warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of the warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered. See Note 8, Warrants, to our condensed financial statements for additional information.

Going Concern

Our condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the condensed financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. The actual amount of cash that we will need to operate is subject to many factors. Based on our business strategy, our existing cash of $10.2 million as of June 30, 2024 will fund the projected operating expenses and capital expenditure requirements into January 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of patient enrollment and/or regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, we may receive an additional $14.8 million in aggregate proceeds if the holders of our Series A warrants exercise their warrantsi. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the issuance of the condensed financial statements. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense by delaying, reducing the scope of, or discontinuing our research and development activities. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from uncertain economic conditions including inflation expectations and interest rates, the upcoming Federal election, bank failures, public health crises such as the COVID-19 pandemic, any potential for avain influenza or similar outbreak and other geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of June 30, 2024 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of June 30, 2024, we had fixed lease payment obligations of $7.3 million, with $2.1 million payable within 12 months. See Note 13, Equipment and Facility Leases to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(14,010)	$(12,777)
Net cash used in investing activities	(154)	(451)
Net cash provided by financing activities	3,102	12,040
Net decrease in cash and restricted cash	$(11,062)	$(1,188)

Operating Activities

Cash used in operating activities was $14.0 million during the six months ended June 30, 2024, primarily due to our net loss of $17.2 million and changes in operating assets and liabilities of $0.5 million, partially offset by an increase in non-cash charges of $3.7 million. Decreases in our operating assets and liabilities consisted primarily of $1.4 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal and $0.5 million in long-term operating liabilities, partially offset by an increase of $0.9 million in prepaid expenses and other current assets and $0.5 million in accounts payable. Increases in our non-cash charges consisted primarily of $2.4 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.8 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.5 million of depreciation.

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

Investing Activities

Cash used in investing activities was $0.2 million during the six months ended June 30, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Cash used in investing activities was $0.5 million during the six months ended June 30, 2023, primarily due to increased construction-in-progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $3.1 million during the six months ended June 30, 2024, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $3.6 million, partially offset by principal payments of $0.4 million on our leases and $0.1 million of issuance costs.

Cash provided by financing activities was $12.0 million during the six months ended June 30, 2023, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $12.4 million, partially offset by principal payments of $0.4 million on our leases.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company does not expect the effect of this pronouncement to have a material impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

The Company has evaluated all other issued and unadopted Accounting Standard Updates and believes the adoption of these standards will not have a material impact on the condensed financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
•
Unstable market and economic conditions, including as a result of interest rate volatility, inflation expectations, bank closures, the U.S. federal elections, public health crises or geopolitical tensions, such as the Russia-Ukraine and/or the Israel-Hamas wars, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.

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

Based on our current business strategy, there is substantial doubt concerning our ability to continue as a going concern. Our existing cash as of June 30, 2024 is expected to fund our operations into January 2025. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, intest rates, inflation expectations, the U.S. federal election recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

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

As of June 30, 2024, we had 574,241 pre-funded warrants, 11,803,829 Series A warrants and 11,823,829 Series B warrants outstanding.

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

We have incurred significant operating losses since inception. Our net loss was $17.2 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $108.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, INB-400 and INB-100, in our ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized.

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

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-400, INB-200 and INB-100 product candidates, as well as our additional drug-resistant immunotherapy ("DRI") gamma-delta T cell preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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
•
understanding and addressing variability in the quality of a donor and/or patient’s T cells, which could ultimately affect our ability to produce our product candidates in a reliable and consistent manner;
•
conditioning patients with chemotherapy or other lymphodepletion agents in advance of administering our product candidates, which may increase the risk of adverse side effects;
•
educating medical personnel regarding how to properly isolate cells, administer our cells and the potential side effect profile of our product candidates, such as cytokine release syndrome, neurotoxicity, graft versus host disease, prolonged cytopenia, infections, hygromas and neutropenic sepsis, among others;
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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we have observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 to date. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. The grade 1/2 GvHD that we have observed has been responsive to steroid treatment, and we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response. Recent competitor data presented at ASCO 2024 demonstrated that persistence of donor derived cells are correlated with levels of HLA matching and they are now advancing their programs to be haploidentical matched as we have in our INB-100 program. If it becomes apparent through preclinical testing or additional clinical trials that such HLA matching is always required, a future “off-the-shelf” product may not be attainable, which could prevent or delay the further advancement of “off-the-shelf” product candidates and adversely affect our business and future development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

We have previously announced our goals for potentially submitting additional INDs for INB-400 and INB-100. We may not be able to make these filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities pwill not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Public opinion and scrutiny of our competitors, cell-based immunotherapy and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to raise capital, conduct our business and our business plans.

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by negative claims about our DeltEx platform, or that of competitor's products and/or programs such as claims that gamma-delta T cell and/or other cell-based immunotherapy is unsafe, unethical, inefficacious, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could havew an adverse effect on our business, ability to raise additional capital and/or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Although we are conducting our current clinical trials through our direct contractual agreements with hospitals, we intend to rely on CROs and clinical trial sites to conduct our future preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We intend to rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of the activities of our third-party service providers, including investigators and CROs. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for INB-100, INB-200, INB-300, and INB-400. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 10, License Agreements, in our condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of June 30, 2024, we owned, co-owned or exclusively licensed three issued U.S. patents, seven issued European patents, 13 other issued foreign patents, eight pending U.S. applications, two pending PCT applications and 46 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

As of June 30, 2024, we had 39 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2024.

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

Although our common stock is traded on the Nasdaq Stock Market LLC, ("Nasdaq") the liquidity in our common stock on that stock market remains thin. If an active trading market for our common stock does not continue to be developed or sustained, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On August 6, 2024, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until February 3, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we apply to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of inflation expectations, bank closures, public health crises or geographical tensions and wars, such as the Israel-Hamas war and Russia-Ukraine war; and
•
investors’ general perception of us and our business.

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

Based upon shares of our common stock outstanding as of August 7, 2024, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 72% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

General Risk Factors

Unstable market and economic conditions, including as a result of inflation expectations, bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine and/or the Israel-Hamas wars, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, elevated interest rates, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2024.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

IN8bio, Inc.

Date:	August 8, 2024	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)