Form 10-Q
period 2024-09-30
IN8BIO, INC.
filed 2024-11-12
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of November 11, 2024 was 72,483,253.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2024	December 31,
	(unaudited)	2023
Assets		(Note 2)
Current assets
Cash	$4,001	$21,282
Prepaid expenses and other current assets	2,702	3,343
Total Current Assets	6,703	24,625
Non-current assets
Property and equipment, net	3,081	3,514
Construction in progress	—	182
Deferred issuance costs	181	—
Restricted cash	259	256
Right-of-use assets - finance leases	1,302	1,364
Right-of-use assets - operating leases	4,116	3,513
Other non-current assets	324	255
Total Non-Current Assets	9,263	9,084
Total Assets	$15,966	$33,709
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$1,137	$924
Accrued expenses and other current liabilities	769	2,955
Short-term finance lease liability	809	694
Short-term operating lease liability	920	820
Total Current Liabilities	3,635	5,393
Long-term finance lease liability	399	525
Long-term operating lease liability	3,344	2,854
Total Non-Current Liabilities	3,743	3,379
Total Liabilities	7,378	8,772
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at September 30, 2024 and December 31, 2023; 46,786,948 and 43,287,325 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	124,079	116,152
Accumulated deficit	(115,496)	(91,219)
Total Stockholders' Equity	8,588	24,937
Total Liabilities and Stockholders' Equity	$15,966	$33,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,309	$3,786	$13,368	$12,305
General and administrative	2,732	3,383	10,007	10,434
Severance and related charges	1,068	—	1,068	—
Total operating expenses	7,109	7,169	24,443	22,739
Interest income	23	—	166	—
Other income	—	—	—	330
Loss from operations	(7,086)	(7,169)	(24,277)	(22,409)
Net loss	$(7,086)	$(7,169)	$(24,277)	$(22,409)
Net loss per share – basic and diluted	$(0.15)	$(0.23)	$(0.53)	$(0.79)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	47,321,394	31,545,783	45,690,587	28,275,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance costs	415,712	—	722	—	722
Stock-based compensation expense	—	—	859	—	859
Net loss	—	—	—	(7,525)	(7,525)
Balance at March 31, 2023	24,960,869	3	85,522	(68,737)	16,788
Issuance of common stock, net of issuance costs	5,645,250	1	11,706	—	11,707
Stock-based compensation expense	—	—	1,019	—	1,019
Net loss	—	—	—	(7,715)	(7,715)
Balance at June 30, 2023	30,606,119	4	98,247	(76,452)	21,799
Issuance of common stock, net of issuance costs	1,369,810	—	1,888	—	1,888
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(7,169)	(7,169)
Balance at September 30, 2023	31,975,929	$4	$101,375	$(83,621)	$17,758

Balance at December 31, 2023	43,287,325	$4	$116,152	$(91,219)	$24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	43,287,325	4	117,303	(99,781)	17,526
Issuance of common stock, net of issuance costs	3,127,331	1	3,527	—	3,528
Issuance of common stock upon exercise of Series A warrants, net of issuance costs	20,000	—	25	—	25
Stock-based compensation expense	—	—	1,171	—	1,171
Net loss	—	—	—	(8,629)	(8,629)
Balance at June 30, 2024	46,434,656	5	122,026	(108,410)	13,621
Issuance of common stock, net of issuance costs	352,292	—	289	—	289
Stock-based compensation expense	—	—	1,764	—	1,764
Net loss	—	—	—	(7,086)	(7,086)
Balance at September 30, 2024	46,786,948	$5	$124,079	$(115,496)	$8,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(24,277)	$(22,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	725
Non-cash stock-based compensation	4,175	3,118
Amortization of finance lease right-of-use assets	625	656
Amortization of operating lease right-of-use assets	603	493
Loss on disposal of construction in progress	45	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	641	357
Other non-current assets	(69)	—
Accounts payable	211	(1,181)
Accrued expenses and other current liabilities	(2,184)	280
Short-term operating lease liabilities	101	76
Long-term operating lease liabilities	(717)	(605)
Net cash used in operating activities	(20,121)	(18,490)
Investing activities
Purchases of property and equipment	(71)	(407)
Construction in progress	(83)	(121)
Net cash used in investing activities	(154)	(528)
Financing activities
Payment of deferred issuance costs	(181)	—
Payment of issuance costs from December 2023 issuance of common stock	(89)	—
Proceeds from the issuance of common stock, net of issuance costs	3,817	14,317
Proceeds from the exercise of Series A warrants, net of issuance costs	25	—
Principal payments on finance leases	(575)	(625)
Net cash provided by financing activities	2,997	13,692
Net decrease in cash and restricted cash	(17,278)	(5,326)
Cash and restricted cash at beginning of period	21,538	18,434
Cash and restricted cash at end of period	$4,260	$13,108

Cash, end of period	$4,001	$12,854
Restricted cash, end of period	259	254
Cash and restricted cash, end of period	$4,260	$13,108

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$714	$536
Initial measurement of finance lease right-of-use assets and liabilities	$564	$—
Lease modification of operating lease right-of-use assets and liabilities	$492	$7
Transfer of construction in progress to property and equipment	$221	$—
Construction in progress in accounts payable and accrued expenses	$—	$24

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company", "our" or "we") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-100, is currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing AML and other solid and hematological cancers.

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

Pipeline Prioritization and Workforce Reduction

In September 2024, the Company announced a plan to optimize its resource allocation through a pipeline prioritization by suspending further development on INB-400 and focusing on development of INB-100 and a workforce reduction of approximately 49%, across all functions. The Company incurred one-time costs of $1.1 million, including stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments during the three months ended September 30, 2024. In combination with this reduction, the executive management team and the Board agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $24.3 million and $22.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $115.5 million. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the on-going market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy. This includes our ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for our preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s revised business strategy, which was announced in September 2024, the Company expects that its existing cash of $4.0 million as of September 30, 2024 plus the net proceeds of $11.6 million from the 2024 Private Placement (as described in Note 14, Subsequent Events) will fund the Company’s projected operating expenses and capital expenditure requirements through December 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements.

To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through at-the-market program ("ATM") offerings and/or private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. During the nine months ended September 30, 2024, the Company sold an aggregate of 3,479,623 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.8 million after deducting commissions and offering expenses.

Further, the Company may receive up to $5.4 million from the exercise of its outstanding Series A ordinary warrants ("Series A warrants") and up to $12.4 million from the exercise of its outstanding Series C common stock purchase warrants (“Series C warrants”). Further, if not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $17.7 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants"). See Note 8, Warrants, and Note 14, Subsequent Events for

additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2023 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the "Annual Report") that was filed with the Securities and Exchange Commission ("SEC") on March 14, 2024. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

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

Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated and amortized in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the condensed balance sheets and any gain or loss is reflected in the statements of operations.

Capitalized Software

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standards Codification ("ASC") 350-40, Intangibles-Goodwill and Other-Internal Use Software. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Recently Issued Accounting Standards Updates

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on the Company's disclosures.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development	$1,246	$2,283
Prepaid insurance	1,015	790
Prepaid professional and consulting fees	264	32
Other	177	238
Prepaid expenses and other current assets	$2,702	$3,343

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$449	$379
Furniture and fixtures	370	370
Software	346	126
Leasehold improvements	3,924	3,922
Less accumulated depreciation and amortization	(2,008)	(1,283)
Property and equipment, net	$3,081	$3,514

Depreciation and amortization expense was $0.3 million for the three months ended September 30, 2024 and 2023 and was $0.7 million for the nine months ended September 30, 2024 and 2023.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Internal use software not yet in service	$—	$182
Construction in progress	$—	$182

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical trials	$—	$598
Accrued compensation	248	1,673
Accrued legal	379	306
Accrued other	142	378
Accrued expenses and other current liabilities	$769	$2,955

7. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the "Shelf Registration Statement") with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an ATM. The Company entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. ("Truist") under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. During the year ended December 31, 2023, the Company sold an aggregate of 7,492,580 shares of its common stock under the ATM program, resulting in net proceeds of approximately $14.4 million after deducting underwriting discounts and offering expenses. During the nine months ended September 30, 2024, the Company sold an aggregate of 3,479,623 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.8 million after deducting underwriting discounts and offering expenses. As of September 30, 2024, $14.7 million remained available for the sale of our common stock under the ATM program.

8. WARRANTS

The Series A warrants had an initial exercise price of $1.25 per share. The Series A warrants are exercisable immediately and were initially set to expire on June 13, 2025. In connection with the closing of the 2024 Private Placement, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 11,734,076 shares of the Company’s Common Stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of the Series A Warrants to October 4, 2025 (collectively, "Amendment No. 1"). Refer to Footnote 14 "Subsequent Events" for further information. The Series A warrants meet the criteria for permanent equity classification. As of September 30, 2024, 11,803,829 Series A warrants were issued and outstanding.

The Series B warrants have an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. As of September 30, 2024, 11,823,829 Series B warrants were issued and outstanding.

9. STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

On May 7, 2018, the Company established and adopted the 2018 Equity Incentive Plan (the "2018 Plan") providing for the granting of stock awards for employees, directors and consultants to purchase shares of the Company’s common stock. Upon the effectiveness of the 2020 Plan (as defined below), the 2018 Plan was terminated and no further issuances were made under the 2018 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2018 Plan.

2020 Equity Incentive Plan

The 2020 Equity Incentive Plan (the "2020 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on July 29, 2021. Upon the effectiveness of the 2023 Plan (as defined below), the 2020 Plan was terminated and no further issuances were made under the 2020 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2020 Plan.

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 2,164,366 shares effective January 1, 2024. As of September 30, 2024, 4,939,565 shares were available for grant pursuant to the 2023 Plan, including the increase effective January 1, 2024.

The 2020 Employee Stock Purchase Plan (the "ESPP") was approved by the Company’s Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 400,000, or such lesser number of shares as determined by the Board of Directors. As of September 30, 2024, no shares of common stock had been issued under the ESPP and 387,812 shares remained available for future issuance under the ESPP. The Company’s Board of Directors or designated committee has not set an offering period. Pursuant to the terms of the ESPP, the number of shares available under the ESPP increased by 400,000 shares, effective January 1, 2024.

Stock Option Activity

The following is a summary of the stock option award activity during the nine months ended September 30, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	6,695,933	$3.52	8.32	$361
Granted	3,978,525	0.89
Exercised	—	—
Forfeited	(612,267)	2.51
Outstanding at September 30, 2024	10,062,191	$2.55	7.56	$—
Exercisable at September 30, 2024	4,839,423	$3.83	5.90	$—
Options expected to vest as of September 30, 2024	5,222,768	$1.35	9.11	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $0.89 and $1.59, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2024 and December 31, 2023.

Stock-Based Compensation Expense

For the nine months ended September 30, 2024 and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2024	September 30, 2023
Volatility	90.31% - 104.93%	91.91% - 95.08%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.61% - 4.65%	3.58% - 4.43%
Dividend rate	—	—

•
Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.
•
Expected life—The expected term represents the period that the Company’s stock option grants are expected to be outstanding. The expected term of the options granted to employees and non-employee directors by the Company has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
•
Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.
•
Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

During the three months ended September 30, 2024, we recorded additional stock-based compensation expense of $0.8 million related to the modification and acceleration of vesting of certain stock option awards in connection with the Company's workforce reduction. Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$486	$479	$1,532	$1,310
General and administrative	508	761	1,873	1,808
Severance and related charges	770	—	770	—
Total stock-based compensation expense	$1,764	$1,240	$4,175	$3,118

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, there was $5.0 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.99 years.

10. LICENSE AGREEMENTS

Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation

In June 2016, the Company entered into an exclusive license agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and UAB Research Foundation ("UABRF"), as amended from time to time (the "Emory License Agreement"). The Emory License Agreement was amended in October 2017 and July 2020. Under the Emory License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy related patents and know-how related to gamma-delta T cells developed by Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, the University of Alabama at Birmingham, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

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

Exclusive License Agreement with UABRF

In March 2016, the Company entered into an exclusive license agreement with UABRF, as amended from time to time (the "UABRF License Agreement"). The Company amended the UABRF License Agreement in December 2016, January 2017, June 2017 and November 2018. Under the UABRF License Agreement, the Company obtained an exclusive worldwide license under certain immunotherapy-related patents related to the use of gamma-delta T cells, certain CAR-T cells and combination treatments for cellular therapies developed by the University of Alabama at Birmingham and owned by UABRF to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents. Such exclusive license is subject to certain rights retained by UABRF and also the U.S. government.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,086)	$(7,169)	$(24,277)	$(22,409)
Net loss per share—basic and diluted	$(0.15)	$(0.23)	$(0.53)	$(0.79)
Weighted-average number of shares used in computing net loss per share—basic and diluted	47,321,394	31,545,783	45,690,587	28,275,193

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	9,229,352	6,745,109	8,512,574	5,351,910
Series A warrants	11,803,829	—	11,811,055	—
Series B warrants	11,823,829	—	11,823,829	—
Total	32,857,010	6,745,109	32,147,458	5,351,910

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

13. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2024, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2024, the Company has 11 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of September 30, 2024, the Company has one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of September 30, 2024 and December 31, 2023, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to approximately $0.3 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, approximately $259,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Amortization of finance right-of-use assets	$219	$238	$616	$656
Interest on finance lease liabilities	30	35	85	108
Operating lease cost	347	288	997	863
Short-term lease cost	28	136	145	417
Variable lease cost	38	—	98	—
Total lease cost	$662	$697	$1,941	$2,044

September 30, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$85
Cash paid for amounts included in the measurement of lease liability – operating leases	$1,010
Weighted-average remaining lease term – finance leases (years)	1.59
Weighted-average remaining lease term – operating leases (years)	3.88
Weighted-average discount rate – finance leases	11.4%
Weighted-average discount rate – operating leases	12.8%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at September 30, 2024 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2024	$248	$353
2025	761	1,401
2026	312	1,416
2027	—	1,224
2028	—	891
Thereafter	—	120
Total lease payment	1,321	5,405
Less: interest	113	1,141
Total lease liabilities	1,208	4,264
Less: short-term lease liability	809	920
Long-term lease liability	$399	$3,344

14. subsequent events

2024 Private Placement

In October 2024, the Company issued and sold units, comprised of an aggregate of 25,696,305 shares of Common Stock (the “Shares”), 5,646,853 pre-funded warrants to purchase one share of Common Stock (the “2024 Pre-Funded Warrants”) and 31,343,158 Series C warrants (the “Series C Warrants” and, together with the 2024 Pre-Funded Warrants, the “2024 Warrants”), for net proceeds of $11.6 million after deducting placement agent fees and other estimated private placement expenses (collectively, the “2024 Private Placement”). The 2024 Pre-Funded Warrants have an exercise price of $0.0001 and the Series C Warrants have an exercise price of $0.27 per share. Each 2024 Pre-Funded Warrant is exercisable immediately and remains exercisable until the 2024 Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of a 2024 Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the 2024 Pre-Funded Warrants. Each Series C Warrant is exercisable immediately and will expire on October 4, 2027. Both the 2024 Pre-Funded Warrants and Series C Warrants meet the criteria for permanent equity classification.

In connection with the 2024 Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”), with the investors who participated in the 2024 Private Placement, pursuant to which the Company agreed to register for resale the Shares and the common stock underlying the 2024 Warrants (the “Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities no later than 30 days following the closing of the 2024 Private Placement. We filed such registration statement on Form S-3 on November 4, 2024.

Series A Warrant Amendment

In connection with the closing of the 2024 Private Placement, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 11,734,076 shares of the Company’s Common Stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of the Series A Warrants to October 4, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains statements that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believes," "expects," "intends," "estimates," "projects," "anticipates," "will," "plan," "may," "should," or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under "Risk Factors" in Item 1A herein and in our other filings with the Securities and Exchange Commission ("SEC"). All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2023 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Annual Report").

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. The pivotal role of gamma-delta T cells in immune function and activation, against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic malignancies. We develop ex vivo expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches and T cell engagers that are designed to effectively identify and eradicate tumor cells. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance cancer treatment.

The investigator-initiated Phase 1 trial of INB-100 for treatment of patients with high-risk leukemias undergoing hematopoietic stem cell transplantation has completed primary enrollment, and a recommended Phase 2 dose ("RP2D") has been determined. We believe the relapse free survival data to date, combined with the benefit/risk profile of INB-100, are encouraging for the treatment of hematological malignancies, and the trial is being expanded by additional patients at Dose Level 2, the RP2D. Enrollment in the expansion cohort is on-going, and we expect to present updated data at the American Society of Hematology Annual Meeting in December 2024 and other medical meetings throughout 2025. In June 2024, updated data were presented at the European Hematological Association Congress. These data demonstrated that 100% of evaluable leukemia patients (n=10) remained alive, progression-free, and in durable complete remission through one year as of May 31, 2024. As of August 30, 2024, 100% of patients with acute myeloid leukemia ("AML") remain relapse-free after receiving their dose of INB-100 after a median follow-up of 18.7 months. The two previously reported patients with other leukemic diagnoses (ALL and MDS/MPN overlap with concurrent TP53 mutations), both excluded from future pivotal trials, have since relapsed and died due to disease progression. There have been no new relapses reported since the update in June 2024. Further, across these 10 patients, gamma-delta T cells demonstrated in vivo expansion and long-term persistence through 365 days, a first for any donor-derived, allogeneic cellular therapy product. The INB-100 trial will continue to enroll patients in the expansion cohort with a new target total enrollment of up to approximately 25 patients at the RP2D. Additional long-term follow-up results are expected in late 2024 and in 2025.

We received regulatory guidance from the FDA in a Type B meeting on advancing INB-100 for the treatment of AML as a post-transplant maintenance therapy, with relapse-free survival as the primary endpoint. To affirm the improvements in relapse free and overall survival observed to date, we will also seek to add a parallel cohort as a control to prospectively assess leukemia patients and enable comparison between patients receiving INB-100 to those who only receive standard haplotransplantation. We and our investigators believe patient outcomes in its trial to date are surpassing that of similar leukemia patients, including those with AML undergoing haploidentical transplantation without receiving INB-100. We expect to complete this additional enrollment in 2025, with long-term follow-up results anticipated in late 2025 and in 2026.

In September 2024, we suspended further enrollment of patients in our Phase 2 multi-center clinical trial of INB-400, for the treatment of newly diagnosed glioblastoma ("GBM"). This trial sought to expand the assessment of genetically modified, drug-resistant immunotherapy (“DRI”) gamma-delta T cells in newly diagnosed GBM patients in specialized brain tumor centers across the United States. We will continue to follow these patients for safety, progression-free and overall survival. We have completed patient dosing in the investigator-initiated Phase 1 trial of INB-200 (NCT04165941). We will present a Plenary Oral Presentation at the Society of Neuro-Oncology Annual Meeting in November 2024 where we will provide longer-term follow-up and additional data supporting the activity of our DRI gamma-delta T cell approach from the Phase 1 trial of INB-200. In June 2024, preliminary clinical data were presented at the American Society of Clinical Oncology Annual Meeting, demonstrating that 92% of evaluable patients treated in the investigator-initiated trial exceeded the median progression-free survival ("PFS") of 7 typically months achieved by standard-of-care therapy with concomitant temozolomide. We believe our DRI gamma-delta T cell therapeutic approach is applicable to multiple solid tumor types and will seek strategic alternatives and to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the Food and Drug Administration (“FDA”), covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

We also have a portfolio of preclinical programs in development, including INB-300, which focuses on targeting various solid and liquid tumors using a dedicated non-signaling gamma-delta T cell based chimeric antigen receptor ("nsCAR") construct. We presented additional preclinical data demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123, which demonstrated the ability of our nsCAR constructs to distinguish between tumor and healthy tissue, at the American Association for Cancer Research Annual Meeting in 2024. We plan to continue to optimize the construct for advancement towards animal models, potentially IND enabling studies and opportunities for potential partnership.

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the shelf" innate cell therapies. We provided updates in a presentation at the Society for Immunotherapy of Cancer Annual Meeting in November 2023 whereby to date, hundreds of millions of our iPSC derived iVdelta1+ or iVd1+ gamma-delta T cells have been produced from single iPSC clones at a low passage number. These cells demonstrate a profile associated with a reduced risk for cytokine release syndrome and robust cytotoxic activity across a variety of solid and liquid cancers, including ovarian cancer, GBM, AML and chronic myelogenous leukemia. Furthermore, cryopreservation did not impact the cytotoxic function of iVd1+ gamma-delta T cells with respect to fresh cells, thereby enabling batch manufacturing and storage for on-demand clinical use. These findings highlight our expertise and ability to manufacture multiple gamma-delta T cell populations in a serum and feeder free process that can be scaled for GMP manufacturing and applied as a potentially "off-the-shelf" platform for allogeneic cancer and/or autoimmune cellular therapies. We are currently seeking potential partnership opportunities for these preclinical assets.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx	AML					• Enroll additional patients in expansion cohort at DL 2 through 2025; Modify protocol to add potential additional sites and parallel cohort as prospective control group • Report updated data at ASH in 2024 and in 2025
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					
INB-500	γδ iPSC T cells	TBD					
Solid Tumors (Autologous)			*Deprioritized#*				
INB-200	DeltEx DRI*	GBM (1L)**					• Report additional long-term follow-up at SNO in Nov. 2024 and mid 2025
INB-400	DeltEx DRI	GBM (1L)					• Suspended. Follow-up data from enrolled patients anticipated in 2025
Solid Tumors (Allogeneic)							
INB-400	DeltEx DRI	GBM (relapsed & 1L)					• Suspended

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
** 1L = First line therapy
^ Timing of next anticipated milestones are estimates based on the successful raise of additional capital to fund our programs and are subject to change
# Please refer to the Current Report on Form 8-K, filed with the SEC on September 4, 2024, for additional details about IN8bio's pipeline prioritization efforts

Going Concern

Our condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the condensed financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. The actual amount of cash that we will need to operate is subject to many factors. Based on our business strategy, we expect that our existing cash of $4.0 million as of September 30, 2024, including the additional net proceeds of $11.6 million from the 2024 Private Placement, will fund the Company’s projected operating expenses and capital expenditure requirements through December 2025. Accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of patient enrollment and/or regulatory filings for our preclinical and clinical programs.

To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization and workforce reduction, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, we may receive an additional $5.4 million and $12.4 million in aggregate proceeds if the holders of our Series A warrants and Series C warrants exercise their warrants, respectively. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense by delaying, reducing the scope of, or discontinuing our research and development activities. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock.

Recent Developments

Pipeline Prioritization and Workforce Reduction

In September 2024, we implemented a pipeline prioritization bu suspending further development on INB-400 and focusing on development of INB-100 and reduced our workforce by approximately 49%, across all functions. In combination with this reduction, the executive management team and the Board also agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024. In connection with the pipeline reprioritization, we suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. We will continue to monitor patients previously treated in the fully enrolled INB-200 clinical trial as well as any patients that have been enrolled and are undergoing treatment in the INB-400 Phase 2 clinical trial. Please refer to Note 1 "Organization and Operations" to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.

2024 Private Placement

In October 2024, we issued and sold units, comprised of an aggregate of 25,696,305 shares of our common stock, 5,646,853 pre-funded warrants to purchase one share of common stock (the “2024 Pre-Funded Warrants”) and 31,343,158 Series C warrants to purchase one share of common stock (the “Series C Warrants” and, together with the 2024 Pre-Funded Warrants, the “2024 Warrants”), for net proceeds of $11.6 million after deducting placement agent fees and other estimated private placement expenses (“2024 Private Placement”). The 2024 Pre-Funded Warrants have an exercise price of $0.0001 and the Series C Warrants have an exercise price of $0.27 per share. Each 2024 Pre-Funded Warrant is exercisable immediately and remains exercisable until exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of a 2024 Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded Warrants terms. Each Series C Warrant is exercisable immediately and will expire on October 4, 2027.

In connection with the 2024 Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”), with the investors who participated in the 2024 Private Placement, pursuant to which the Company agreed to register for resale the Shares and the common stock underlying the 2024 Warrants (the “Registrable Securities”). Under the Registration Rights Agreement, we agreed to file a registration statement covering the resale of the Registrable Securities no later than 30 days following the closing of the 2024 Private Placement. We filed such registration statement on Form S-3 on November 4, 2024.

Series A Warrant Amendment

In connection with the closing of the 2024 Private Placement, we amended certain of our outstanding series A common stock purchase warrants (“Series A Warrants”), representing approximately 11,734,076 shares of our Common Stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of the Series A Warrants to October 4, 2025

Components of Our Results of Operations

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•
employee-related expenses, including salaries, related-benefits, severance payments and stock-based compensation expense for employees engaged in research and development functions;
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

Severance and Related Charges

Severance and related charges includes one-time costs related to the September 2024 workforce reduction, including severance payments and stock-based compensation expense resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$3,309	$3,786	$(477)
General and administrative	2,732	3,383	(651)
Severance and related charges	1,068	—	1,068
Total operating expenses	7,109	7,169	(60)
Interest income	23	—	23
Loss from operations	(7,086)	(7,169)	83
Net loss	$(7,086)	$(7,169)	$83

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct research and development expenses:
INB-100	$198	$106	$92
INB-200	14	350	(336)
INB-400	966	566	400
Unallocated expenses
Preclinical expenses	15	(12)	27
Personnel expenses (including stock-based compensation)	1,524	2,096	(572)
Facility-related and other expenses	592	680	(88)
Total research and development expenses	$3,309	$3,786	$(477)

Research and development expenses were $3.3 million for the three months ended September 30, 2024, compared to $3.8 million for the comparable prior year period. The decrease of $0.5 million was primarily due to a decrease of $0.6 million in personnel expenses, including salaries and stock-based compensation as a result of our workforce reduction and a decrease of $0.1 million in facility-related and other expenses primarily due to decreases in research and development activities in connection with our pipeline prioritization, partially offset by an increase of $0.2 million in direct costs related to our clinical trials, primarily related to our INB-400 program. As part of the Company's pipeline prioritization announced in September 2024, further clinical development on INB-400 has been suspended.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2024, compared to $3.4 million for the comparable prior year period. The decrease of $0.7 million was primarily due to a decrease in salaries and bonus as a result of our workforce reduction and cost savings related to directors' and officers' insurance premiums, partially offset by an increase in professional services.

Severance and Related Charges

Severance and related charges were $1.1 million for the three months ended September 30, 2024, compared to zero for the comparable prior year period. The increase of $1.1 million was due to one-time costs related to the September 2024 workforce reduction, including stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$13,368	$12,305	$1,063
General and administrative	10,007	10,434	(427)
Severance and related charges	1,068	—	1,068
Total operating expenses	24,443	22,739	1,704
Interest income	166	—	166
Other income	—	330	(330)
Loss from operations	(24,277)	(22,409)	(1,868)
Net loss	$(24,277)	$(22,409)	$(1,868)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct research and development expenses:
INB-100	$640	$380	$260
INB-200	409	605	(196)
INB-400	3,370	2,690	680
Unallocated expenses
Preclinical expenses	61	44	17
Personnel-related expenses (including stock-based compensation)	6,583	6,165	418
Facility-related and other expenses	2,305	2,421	(116)
Total research and development expenses	$13,368	$12,305	$1,063

Research and development expenses were $13.4 million for the nine months ended September 30, 2024, compared to $12.3 million for the comparable prior year period. The increase of $1.1 million was primarily due to an increase of $0.7 million in direct costs related to our clinical trials, primarily related to our INB-100 and INB-400 programs, and an increase of $0.4 million in personnel-related costs, including salaries, benefits and stock-based compensation as a result of the increase in our headcount period over period, partially offset by a decrease in facility-related and other expenses of $0.1 million. As a result of our pipeline prioritization announced in September 2024, future clinical work on INB-400 has been suspended.

General and Administrative Expenses

General and administrative expenses were $10.0 million for the nine months ended September 30, 2024, compared to $10.4 million for the comparable prior year period. The decrease of $0.4 million was primarily due to a decrease in salaries and bonuses as a result of our workforce reduction.

Severance and Related Charges

Severance and related charges were $1.1 million for the nine months ended September 30, 2024, compared to zero for the comparable prior year period. The increase of $1.1 million was due to one-time costs related to the September 2024 workforce reduction, including stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments.

Interest Income

Interest income was $0.2 million for the nine months ended September 30, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Other Income

We did not have other income for the three and nine months ended September 30, 2024. The decrease of $0.3 million was due to a non-recurring contractual arrangement with a non-related third party to transfer two lots of our clinical-scale, GMP-grade gamma-delta T cells in the comparable prior year period.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offerings, private placements and our ATM program. Through the date of this Quarterly Report, we have raised an aggregate of $132.1 million of gross proceeds from the sale of our securities.

As of September 30, 2024, we had cash of $4.0 million. Our current plan of operation is to continue to implement our revised business strategy, including clinical development of INB-100, and to seek potential collaborative partners for our GBM program and our earlier stage assets. Based on this business strategy, we expect that our existing cash as of September 30, 2024 plus the net proceeds from the 2024 Private Placement of $11.6 million after deducting placement agent fees and other estimated private placement expenses will fund our projected operating expenses and capital expenditure requirements through December 2025. Accordingly, there is substantial doubt about our ability to continue to operate as a going concern for a period of 12 months from the date of issuance of these condensed financial statements. For additional details, see “—Overview–Going Concern” above.

2024 Private Placement

In October 2024, the Company issued and sold units, comprised of an aggregate of 25,696,305 shares of the Company's common stock, 5,646,853 2024 Pre-Funded Warrants and 31,343,158 Series C Warrants, for net proceeds of $11.6 million after deducting placement agent fees and other estimated private placement expenses. The 2024 Pre-Funded Warrants have an exercise price of $0.0001 and the Series C Warrants have an exercise price of $0.27 per share. Each 2024 Pre-Funded Warrant is exercisable immediately and remains exercisable until exercised in full and each Series C warrant is exercisable immediately and will expire on October 4, 2027.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, we delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the nine months ended September 30, 2024, we sold an aggregate of 3,479,623 shares of our common stock under the ATM program, resulting in net proceeds of approximately $3.8 million after deducting commissions and offering expenses.

Outstanding Warrants

As of September 30, 2024, we had issued and outstanding 574,241 pre-funded warrants, 11,803,829 Series A warrants (subject to amendment as described below) and 11,823,829 Series B warrants. The pre-funded warrants have an exercise price of $0.0001 per share. The Series A warrants, as amended, have an exercise price of $0.45 per share. the Series B warrants have an exercise price of $1.50 per share, and the Series C warrants have an exercise price of $0.395 per share. The Series A warrants are exercisable immediately and will expire on October 4, 2025. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series C warrants are exercisable immediately and will expire on October 4, 2027.

We may receive up to an aggregate of approximately $17.8 million of gross proceeds from the exercise of the Series A and Series C warrants, assuming the exercise in full of all of the warrants for cash. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. See Note 8, Warrants, to our condensed financial statements for additional information.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from uncertain economic conditions including inflation expectations and interest rates, the upcoming Federal election, bank failures, public health crises such as the COVID-19 pandemic, any potential for avian influenza or similar outbreak and other geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of September 30, 2024 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of September 30, 2024, we had fixed lease payment obligations of $6.7 million, with $3.2 million payable within 12 months. See Note 13, Equipment and Facility Leases to our condensed financial statements for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(20,121)	$(18,490)
Net cash used in investing activities	(154)	(528)
Net cash provided by financing activities	2,997	13,692
Net decrease in cash and restricted cash	$(17,278)	$(5,326)

Operating Activities

Cash used in operating activities was $20.1 million during the nine months ended September 30, 2024, primarily due to our net loss of $24.3 million and changes in operating assets and liabilities of $2.2 million, partially offset by an increase in non-cash charges of $6.1 million. Decreases in our operating assets and liabilities consisted primarily of $2.2 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, $0.7 million in long-term operating liabilities, partially offset by an increase of $0.2 million in accounts payable. Increases in our non-cash charges consisted primarily of $4.2 million in stock-based compensation due to the acceleration in full of outstanding unvested stock options as a result of our workforce reduction in September 2024, $1.2 million in amortization of right-of-use assets associated with our operating and finance leases for the period, and $0.7 million of depreciation.

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

Investing Activities

Cash used in investing activities was $0.2 million during the nine months ended September 30, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Cash used in investing activities was $0.5 million during the nine months ended September 30, 2023, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $3.0 million during the nine months ended September 30, 2024, primarily due to proceeds received from the issuance and sale of common stock pursuant to the ATM program of $3.8 million, partially offset by principal payments of $0.6 million on our leases and $0.2 million of deferred issuance costs.

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

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each condensed balance sheet date in the condensed financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to "opt out" of such extended transition period or (ii) no longer qualify as an EGC. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

We are also a "smaller reporting company," and we may continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

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
•
Interim, "topline" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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

Our existing cash of $4.0 million as of September 30, 2024 plus the net proceeds of $11.6 million from the 2024 Private Placement is expected to fund our operations through December 2025. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. For example, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, interest rates, inflation expectations, the U.S. federal election, recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

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

Our outstanding Series A, Series B and Series C warrants may not be exercised and we may not receive any cash proceeds from any exercise of warrants.

As of September 30, 2024, we had 574,241 pre-funded warrants, 11,803,829 Series A warrants and 11,823,829 Series B warrants outstanding. Additionally, on October 4, 2024, we issued and sold units, comprised of an aggregate of 25,696,305 shares of common stock, an additional 5,646,853 pre-funded warrants and 31,343,158 Series C warrants to purchase one share of Common Stock (“2024 Private Placement”). The pre-funded warrants have an exercise price of $0.0001 per share. The Series A warrants, as amended, have an exercise price of $0.45 per share. The Series B warrants have an exercise price of $1.50 per share. The Series C warrants have an exercise price of $0.395 per share.

The Series A warrants are exercisable immediately and will expire on June 13, 2025. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series C warrants are exercisable immediately and will expire on October 4, 2024.

In connection with the 2024 Private Placement, the Company agreed to amend certain of the Company’s outstanding Series A Warrants, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of the Series A Warrants to October 4, 2025.

We may receive up to an aggregate of approximately $31.6 million from the exercise of the Series A, Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants.

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

We have incurred significant operating losses since inception. Our net loss was $24.3 million and $22.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $115.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing our product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-400, INB-200 and INB-100, business planning and raising capital. Other than INB-200 and INB-100, all of our ongoing research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, multi-center pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, INB-100, in our ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized. Additionally, we announced in September 2024 that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities, if any, for the program. We would require substantial additional funds to recommence these trials.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-200 and INB-100 are our only product candidates currently in clinical trials. In September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Interim, "topline" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, "topline" or preliminary data from our clinical trials. Interim, "topline" or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, "topline" and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, "topline," and preliminary data should be viewed with caution until the final data are available. Differences between interim, "topline" and preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, "topline," or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Our DeltEx product candidates utilize novel approaches to cell therapies, including cancer treatment, which presents significant challenges to successfully develop, manufacture and commercialize our product candidates.

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-200 and INB-100 product candidates, as well as our additional drug-resistant immunotherapy ("DRI") gamma-delta T cell preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-200, INB-100 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in "Risks Related to Manufacturing and our Dependence on Third Parties," including "— Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved."

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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of hematological malignancies, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we have observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 to date. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. The grade 1/2 GvHD that we have observed has been responsive to steroid treatment, and we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response. Recent competitor data presented at ASCO 2024 demonstrated that persistence of donor derived cells are correlated with levels of HLA matching and they are now advancing their programs to be haploidentical matched as we have in our INB-100 program. If it becomes apparent through preclinical testing or additional clinical trials that such HLA matching is always required, a future "off-the-shelf" product may not be attainable, which could prevent or delay the further advancement of "off-the-shelf" product candidates and adversely affect our business and future development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, our ongoing trials for INB-200 and INB-100 involve studying a relatively small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following (among other unforeseen events included in this "─Risks Related to the Development of our Product Candidates" subsection):

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

We are developing certain of our product candidates, including INB-200, to be used in combination with approved therapies, such as chemotherapy, which may present additional challenges. For example, the FDA may require us to use more complex clinical trial designs, to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that most or any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, and changes to the standard of care.

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

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on clinical research organizations ("CROs) and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance.

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

We have previously announced our goals for potentially submitting additional INDs for INB-400 and INB-100. We have suspended further development for INB-400 and we may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

We may seek breakthrough therapy or Fast Track designations and may pursue accelerated approval for some or all of our current product candidates, but we may be unable to obtain such designations or, where obtained, we may be unable to maintain breakthrough therapy designation or obtain or maintain the benefits associated with such designations.

We may seek breakthrough therapy or Fast Track designations and may pursue accelerated approval for INB-100, INB-200 and some or all of our other and future product candidates. Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include intensive guidance on an efficient drug development program, beginning as early as Phase 1, organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough therapy designation does not change the standards for product approval. There can be no assurance that we will receive breakthrough therapy designation for any product candidate or any particular indication.

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

Although we have received orphan drug designation for INB-400 in the past and may continue to seek orphan drug designation for some or all of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for supplemental market exclusivity.

In April 2023, we received orphan drug designation for the since-suspended autologous and allogeneic IND-400 product candidate, covering a broad range of malignant glioma treatments, including newly diagnosed glioblastoma. We may continue to seek orphan drug designation for one or more of our current or future product candidates, including INB-100 or its successor. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 autologous and allogeneic products for malignant gliomas in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA.

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

Although we endeavor to build and operate a manufacturing facility in the future, we do not currently own any facility that may be used as our clinical or commercial-scale manufacturing and processing facility and expect that we will rely on outside vendors for at least a portion of the manufacturing of our cell therapy product candidates that we develop. For example, in September 2022, we announced a partnership with the Dunbar CAR T-Cell Program at the University of Louisville as the manufacturing center for our suspended INB-400 clinical program. The facilities used by our partners and contract manufacturers must be submitted and disclosed to the FDA or other foreign regulatory agencies and may be selected for inspection or audit following the submission of an application to the FDA or other foreign regulatory agencies. To the extent that we engage third parties for manufacturing services, we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with confidentiality agreements and the cGMP requirements for the manufacture of our product candidates. We have not yet had any product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in products that meet specifications are capable or safe and effective. If such contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not agree that these facilities for the manufacture of our product candidates are acceptable or if it withdraws any such approval or acceptance in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

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

Our gamma-delta T cell products for INB-100, INB-200 and INB-400 are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. In addition, there is currently a significant backlog for lentiviral vector manufacturing due to increased demand. Our current supply of vectors will cover approximately 189 patients after an additional large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our product candidates, INB-100, INB-200, INB-300 and INB-400, will or have been are dependent on our license agreements with The UAB Research Foundation ("UABRF") Children’s Healthcare of Atlanta, Inc. ("CHOA") and Emory University ("Emory") and, together with UABRF and CHOA, the Licensors, pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 10, License Agreements, in our condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2024, we owned, co-owned or exclusively licensed four issued U.S. patents, seven issued European patents, 16 other issued foreign patents, nine pending U.S. applications, two pending PCT applications and 42 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Our workforce reduction undertaken to optimize our cost structure may not achieve our intended outcome.

In September 2024, we announced a plan to optimize our resource allocation through a pipeline prioritization and a workforce reduction of approximately 49% across all functions. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected. We may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including further attrition beyond the intended number of employees due to decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.

We plan to expand our organization in the future, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2024, we had 18 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may explore strategic collaborations that may not have the intended benefits or never materialize, or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

We may enter into strategic partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our product candidates that we believe will complement or augment our business. For example, our business strategy includes broadening our DeltEx platform by exploring strategic partnerships that maximize the potential of our gamma-delta T cell programs. Additionally, we plan to explore partnership opportunities for the INB-400 Phase 2 clinical trial for newly diagnosed GBM. As a result, we intend to periodically explore a variety of possible strategic partnerships in an effort to gain access to additional product candidates or resources. These strategic partnerships may include partnerships with large strategic partners. At the current time, however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, if at all. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing them, including:

•
expenditure of substantial operational, financial and management resources;
•
dilutive issuances of our securities;
•
substantial actual or contingent liabilities; and
•
termination or expiration of the arrangement, which would delay the development and may increase the cost of developing our product candidates.

Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for INB-400 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite data and/or potential to demonstrate safety and efficacy. Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial or abandon a product candidate, which could negatively impact our development efforts. We cannot be certain that we would achieve the revenues or specific net income that justifies such strategic partnerships. Additionally, strategic partners may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position and operations.

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

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by A.I., natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer "hackers," threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended ("Code") a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which are outside our control). As a result, if and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2024.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business—Government Regulation" in our Annual Report.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Since its enactment, however, there have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the "individual mandate."

On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the outcomes of the recent U.S. Presidential and Congressional elections. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business—Government Regulation" in our Annual Report.

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

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA"), imposes obligations on covered businesses regarding the personal data of consumers, business representatives, and employees who are California residents, and requires business to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have enacted data privacy laws as well. For example, Colorado, Connecticut, Utah and Virginia have passed comprehensive data privacy laws, all of which became effective in 2023, and recently enacted data privacy laws in Indiana, Iowa, Montana, Tennessee and Texas will become effective in coming years. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On August 6, 2024, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until February 3, 2025 (the "Compliance Date"), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

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

Further, if the market value of our publicly held common stock declines below $1 million, or the closing price of our common stock declines to $0.10 per share or less for 10 consecutive trading days, we would also be subject to Nasdaq delisting proceedings on that basis. Nasdaq’s staff also maintains discretionary authority under its listing rules to delist companies whose capital structure or public offerings raise public interest and investor protection concerns, including as a result of highly dilutive issuances, and it is possible that Nasdaq could assert that our present offering, past offerings that we have consummated, or future offerings we may consummate, raise such concerns.

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

The market price of our common stock is volatile. The stock market in general, and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition to the factors discussed in this "Risk Factors" section, the market price for our common stock may be influenced by, among other factors:

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
•
unusual trading in our common stock or securities derivative thereof, including pursuant to naked, or uncovered, short positions or "short squeezes;"
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

Based upon shares of our common stock outstanding as of November 11, 2024, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 67% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2024.

Item 6. Exhibits.

(3) Exhibits

Exhibit	Description

Number
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

10.1+

Amendment to Employment Agreement, by and between the Company and William Ho, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.2+

Amendment to Employment Agreement, by and between the Company and Trishna Goswami, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.3+

Amendment to Employment Agreement, by and between the Company and Lawrence Lamb, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.4+

Amendment to Employment Agreement, by and between the Company and Patrick McCall, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.5+

Amendment to Employment Agreement, by and between the Company and Kate Rochlin, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.6†^	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
10.7	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
10.8+	Separation Agreement, by and between the Company and Trishna Goswami, dated as of September 6, 2024.
10.9	Non-Employee Director Compensation Policy (as amended August 30, 2024).
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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or compensatory plan.
†

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request.

^

Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the registrant treats as private or confidential.

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

IN8bio, Inc.

Date:	November 12, 2024	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)