Form 10-K
period 2024-12-31
IN8BIO, INC.
filed 2025-03-13
CIK 1740279

tm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $0.85 per share of the Registrant’s common stock as reported on the Nasdaq Stock Market LLC on June 28, 2024, the last business day of the Registrant’s most recently completed second quarter was $29.0 million. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2025 was 81,258,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders of the Registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

261071999 v3

In this report, unless otherwise stated or the context otherwise indicates, the terms “IN8bio, Inc.,” “the company,” “we,” “us,” “our” and similar references refer to IN8bio, Inc. “IN8BIO,” “INEIGHTBIO,” “Cancer Zero,” the IN8BIO logo, DeltEx and other trademarks, trade names or service marks of IN8bio, Inc. appearing in this Annual Report are the property of IN8bio, Inc. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto. The images found on pages 7, 9, 13, 19, 24, 26 and 27 of this Annual Report were created with biorender.com.

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
•
the impact of government operations, laws and regulations and liabilities thereunder;
•
our need to hire additional personnel and our ability to attract and retain such personnel;
•
developments relating to our competitors and our industry;
•
our expectations regarding the impact of bank closures, international tariffs, public health crises and geopolitical tensions, such as the Russia-Ukraine and Israel-Hamas wars, on our business, our industry and the economy;
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically regulate immune responses and to differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity to contribute to direct tumor-killing, as well as immune cell recruitment and activation to drive deeper and more comprehensive immune responses. Multiple studies have demonstrated the robust tumor-killing ability of gamma-delta T cells and superior outcomes in cancer patients demonstrating elevated levels of gamma-delta T cells. Recently published literature demonstrated that gamma-delta T cells are predictive of better survival outcomes even in melanoma patients being treated with checkpoint inhibitors and in leukemia patients being treated with chimeric antigen receptor T cell (“CAR-T”) therapies. The pivotal role of gamma-delta T cells in immune function and activation against diseases such as cancer, underscores their therapeutic potential across a wide range of solid and hematologic cancers.

We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate tumor and targeted cells. We believe we are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies to potentially eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable, and that it is our responsibility to directly contribute to related global health efforts by pursuing scientific research that will advance the treatment of cancer and other diseases with unmet needs

Our DeltEx platform is designed to overcome many of the challenges associated with the expansion, genetic engineering, and scalable manufacturing of gamma-delta T cells. This approach allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. We believe that our unique corporate insights into the advanced manufacturing and biology of gamma-delta T cells provide us with an innovative platform to treating cancer that capitalizes on the particular properties of gamma-delta T cells. We currently have two novel programs in the clinic that have demonstrated durable complete tumor remissions. We have used our DeltEx platform to create our pipeline of innovative allogeneic, autologous, iPSC and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes.

To date, we have conducted two main investigator-sponsored Phase 1 clinical trials to test our gamma-delta T cell technologies in cancer patients. INB-100 tests our DeltEx Allogeneic (“Allo”) gamma-delta T cells in older patients with high-risk leukemias undergoing haploidentical stem cell transplantation (“HSCT”) and INB-200 tested our DeltEx Drug Resistant Immunotherapy (“DRI”) in newly diagnosed glioblastoma (“GBM”) patients. Both trials have demonstrated long-term durable remissions with patients remaining alive and remission for greater than three years.

INB-100, our first allogeneic DeltEx product candidate, was developed to assess the safety and tolerability of donor-derived expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose (“RP2D”) has been determined. We presented updated data at the 2025 Transplantation & Cellular Therapy ("TCT") Meeting in February 2025, demonstrating that 100% of acute myeloid leukemia (“AML”) patients across both original and expansion cohorts remain in complete remission (“CR”), with a median follow-up of 20.1 months. Furthermore, these AML patients demonstrated one-year progression-free survival (“PFS”) and overall survival (“OS”) rates, exceeding real-world control groups obtained from both the Center for International Blood and Marrow Transplant Research (“CIBMTR”) and historical patient outcomes data from the Kansas University Cancer Center (“KUCC”) where the study is currently being conducted. Patients treated with INB-100 are demonstrating prolonged and durable remissions supported by gamma-delta T cell persistence beyond one year. In 2024, we held a meeting with the U.S. Food and Drug Administration (“FDA”) and received regulatory guidance on a Phase 2 trial of INB-100 for the treatment of AML with relapse-free survival as the primary endpoint in a randomized controlled trial. To further de-risk this registrational pathway, we are currently enrolling in an expansion cohort, with a target of up to 25 patients, to confirm the improvements in relapse free and OS observed to date. We expect to complete the enrollment of the expansion cohort in 2025, with long-term follow-up results anticipated in late 2025 and in 2026.

Our DeltEx DRI technology is an innovative and proprietary platform that genetically engineers gamma-delta T cells to allow synergistic combinations with conventional standard-of-care chemotherapies for the treatment of solid-tumor cancers. Our proprietary genetic engineering hijacks the tumor’s own resistance mechanism to a chemotherapy to protect our DRI gamma-delta T cells from the killing effects of such chemotherapies. This allows combination therapies in a manner to drive deeper tumor responses, with the potential for better patient outcomes. Our first indication is newly diagnosed GBM where patient dosing in the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) has been completed and we continue to follow patients for PFS and OS. We presented an oral plenary presentation at the Society of Neuro-Oncology ("SNO") Annual Meeting in November 2024 where we provided longer-term patient follow-up. As of October 18, 2024, four patients remained alive and in remission with the longest remaining in remission for a duration exceeding 40.5 months. To date, patients who received repeated doses of INB-200 demonstrated a 79% increase in median PFS (12.4 months) as compared to the standard-of-care Stupp regimen (6.9 months) and an almost 50% increase in median PFS as compared to the 8.3 months in the three patients treated in Cohort 1 of this trial, each who received only a single dose of INB-200.

INB-400 is the corporate-sponsored investigational new drug application (“IND”) for the Phase 2, multi-center clinical trial for our DeltEx DRI technology for the treatment of newly diagnosed GBM. While the IND remains open and we continue to treat any enrolled patients, in September 2024, we implemented a pipeline prioritization by suspending enrollment in the Phase 2 Trial of INB-400. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States. We will continue to follow any treated patients for safety, PFS and OS with preliminary data to be reported in 2025. We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and can be applied to multiple solid tumor types. We are seeking alternative funding sources and strategic opportunities to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

Most recently we introduced INB-600, our proprietary and internally developed TCE platform. This platform represents a potentially revolutionary advancement in immunotherapy, harnessing the power of gamma-delta T cells through a distinctive mechanism that optimizes effector function and targeted cytotoxicity. To date, we have observed novel properties by facilitating the exponential expansion of activated gamma-delta T cells to potentially offer a sustained and potent anti-tumor response. This unique capability may not only enhance the immediate cytotoxic effects but can also build a more durable and long-lasting immune response, essential for combating both solid tumors and resistant leukemias/lymphomas as well as sustained target depletion for potential applications in autoimmune diseases. The dual activation and expansion of Vd1+ and Vd2+ gamma-delta T cell subsets further broadens our therapeutic potential, merging the rapid antigen processing of Vd2+ cells with the enduring stability and potential tissue penetrating properties of Vd1+ cells as an innate immune force multiplier. We believe INB-600 positions us with a promising candidate for a range of potential applications, from solid tumors to autoimmune diseases, with the goal of offering a comprehensive approach to immune system modulation and disease treatment. We have demonstrated that a CD19 targeted gamma-delta TCE can eliminate the targeted cells in a dose-dependent manner. We expect to present additional preliminary preclinical data at a medical meeting in spring 2025.

We also have a portfolio of preclinical programs in development. These include INB-300, which is applicable to both solid and liquid tumors using a targeted non-signaling gamma-delta T cell based chimeric antigen receptor (“nsCAR”) construct, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cell therapies. We presented additional preclinical data for INB-300, demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123, at the American Association for Cancer Research ("AACR") Annual Meeting in 2024. These data demonstrated the ability of our nsCAR constructs to distinguish between tumor tissue and healthy tissue. We plan to continue to optimize the nsCAR construct for advancement towards animal models, IND enabling studies and opportunities for potential partnership.

Going Concern

Our financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. We have not yet generated product sales and, as a result, have experienced operating losses since inception. We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. The actual amount of cash that we will need to operate is subject to many factors. Based on our business strategy, we expect that our existing cash of $11.1 million as of December 31, 2024, along with net proceeds of $3.7 million from the issuance of equity under the ATM program in February 2025 and $0.4 million from the exercise of a portion of our Series C warrants, is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. We have taken measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of patient enrollment and/or regulatory filings for our preclinical and clinical programs. For more information, see “Going Concern” in

Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

Our Pipeline

The following chart shows the developmental status and the next anticipated milestones of our clinical and preclinical product candidates, all of which are wholly owned. The timing of the next anticipated milestones below and the related discussion throughout this Business section are estimates based upon the receipt of additional capital to fund our programs. For more information, see “Going Concern” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Figure 1. Pipeline Chart

Our Strategy

We are dedicated to leveraging our DeltEx platform to develop next generation gamma-delta T cell therapies that we believe can dramatically improve outcomes for cancer patients in our efforts to achieve our mission of Cancer Zero. To achieve this goal, our strategy is as follows, which is dependent on our ability to raise additional capital or successfully deploy other strategic options:

•
Continue advancing our clinical product candidate INB-100, while exploring partnership opportunities for our other candidates including INB-400. We are conducting a Phase 1 dose escalation clinical trial of INB-100, our DeltEx Allo product candidate in patients with hematologic malignancies undergoing allogeneic HSCT. We currently expect to complete enrollment of the expansion cohort of the Phase 1 clinical trial in 2025, with updated results throughout 2025 and topline results in 2026. We have completed enrollment in INB-200 our autologous DeltEx DRI program that we initially developed for the treatment of newly diagnosed GBM and are now monitoring patients for long-term follow up. This Phase 1 dose-escalation clinical trial assessing single and multiple dosing schemas was conducted at UAB. We expect to present clinical updates and long-term follow-up in 2025. In September 2024, we paused enrollment in our Phase 2 multi-center clinical trial of INB-400, a company-sponsored clinical program using our autologous DeltEx DRI product candidate to treat newly diagnosed GBM. We will continue to monitor any patients that have been enrolled and have been treated in the INB-400 Phase 2 clinical trial and we expect to provide clinical updates and long-term follow-up throughout 2025, while we continue to explore potential partnership opportunities.
•
Advance INB-300, INB-500, and INB-600 into clinical development, subject to additional funding or partnerships and receiving authorization from FDA pursuant to company-sponsored INDs. INB-300 is a DeltEx nsCAR construct, for which we have tested various antigen recognition domains in our efforts to advance a program to IND enabling studies. We presented additional data demonstrating our progress and proof-of-concept for this program at the 2024 AACR Annual Meeting. INB-500 is the expansion of our DeltEx platform capabilities to include iPSC derived gamma-delta T cells. Our feeder cell and serum free expansion and directed differentiation protocols have demonstrated an ability to generate both Vd1+ and Vd2+ gamma-delta T cell subclones. These cells have high cytotoxicity against cancer cells, and we are exploring avenues for advancement and potential partnering. INB-600 is our proprietary and internally developed TCE platform. Gamma-delta T cells have demonstrated unique benefits against cancer in the clinic and our TCE program has unique features that we believe may be able to overcome some of the challenges with the development of gamma-delta T cell engagers. This program positions us with a promising candidate for a potential range of applications, from solid tumors to autoimmune diseases, offering a comprehensive approach to immune system modulation and disease treatment. We expect to present preliminary preclinical data at a medical meeting in spring 2025.
•
Leverage our DeltEx platform for additional indications and product candidates. We will continue to advance internal research including the application of our proprietary DeltEx platform technologies into diseases with significant unmet medical needs.
•
Advance and continue to scale our manufacturing. We have established an automated, closed-system, reproducible, scalable manufacturing platform. We will continue to focus on expanding manufacturing capacity and capabilities along with advanced manufacturing methods to support our ongoing and anticipated clinical development. In addition to using collaborators such as the Cellular Therapy Laboratory at UAB and the Dunbar CAR-T Cell Program at the University of Louisville, we plan to expand our internal manufacturing capabilities as we demonstrate clinical proof-of-concept, leveraging our company know-how and collaborators for product delivery, logistics and capacity expansion across our parallel processes.
•
Independently develop and commercialize our product candidates where we believe we can maximize their value and benefit to patients. Given the broad applicability of our DeltEx gamma-delta T cell technology pipeline across multiple cancer and autoimmune indications, we plan to maximize its value by retaining development and commercialization rights to the product candidates, indications, and geographies that we believe we can commercialize successfully on our own, pending regulatory approval. We plan to collaborate on candidates that show promising utility in disease indications, patient populations or geographies that we believe would be better served by the resources, specific expertise or commercial abilities of other biopharmaceutical companies or partners.
•
Continue to build value through expansion and continuation of our intellectual property portfolio in relevant geographies. As of December 31, 2024, our intellectual property portfolio consisted of 11 patent families that broadly protect our DeltEx platform and our product candidates, both through composition of matter and method of use. Our patents and pending applications broadly cover the use of allogeneic gamma-delta T cells in HSCT, including in the treatment of AML and other cancers. Our patents also broadly cover genetic modification to gamma-delta T cells that confers chemotherapy resistance. Our future product candidates could incorporate additional proprietary genetic alterations designed to make them resistant to other chemotherapies utilized to treat multiple types of solid tumor cancers. Our patents also cover the method of generating these genetically engineered cells from patients or donors and their use in multiple solid and liquid tumors. Finally, we have patent families that cover the composition of our CAR constructs in gamma-delta T cells, specifically in our DeltEx DRI cells, and their use in multiple solid and liquid tumors.

Gamma-Delta T Cells: Leveraging the Nexus of the Immune System

The Rise of Cell Therapy

There has been significant innovation in the treatment of cancer, including novel cellular therapies, radiotherapies and TCEs. Immuno-oncology utilizes the immune system to identify and kill cancer and/or target cells. Such therapies can either prevent the tumor’s ability to suppress immune attack or to directly utilize immune cells to kill specifically targeted cells. The immune system consists of complex and highly evolved groups of cells that have the ability to target dangerous pathogens and damaged or sick tissue to keep the body safe. The system is generally comprised of two functional branches, the innate and the adaptive. Gamma-delta T cells are endowed with at least two independent recognition systems to sense tumor cells and to initiate anticancer killing by recruiting and activating multiple immune cell types.

The innate and adaptive immune responses both play critical roles in the fight against cancer. While both systems possess critical functions, the most effective tumor-killing occurs when they work in concert. As shown in Figure 2 below, gamma-delta T cells sit at the nexus of the two systems and possess a powerful combination of both innate and adaptive cell properties. They can directly kill without prior antigen priming, similar to certain innate cells, such as NK cells, but can also function to present antigen directly to drive cytokine release and to target neoantigens through antigen mediated cell killing.

Figure 2. Gamma-Delta T Cells: Innate and Adaptive Immune System Characteristics

Most cell therapy approaches utilize either the adaptive immune system, such as alpha-beta T cells, or the innate immune system, such as NK cells. These approaches have certain inherent limitations, particularly against solid tumors. Taken together, the unique properties of gamma-delta T cells indicate that their therapeutic application can overcome many of these challenges. Simplistically, gamma-delta T cells are a combination of both worlds, with the memory and persistence features of the adaptive immune cells along with the recognition, killing and safety features of the innate immune cells

Inherent Limitations of Current Cell Therapy Approaches

A common approach in cell therapy involves the use of genetically engineered CARs on a T or NK cell that enable it to recognize a specific protein or antigen that may be present on the surface of tumor cells. The CAR bypasses the normal biology of T and NK cells, by driving their activation through the binding of the CAR-directed antigen. While effective for direct antigen recognition, the inherent heterogeneity of many tumors means that it is unlikely that any single antigen will be expressed by all tumor cells.

Since 2017, the FDA has approved multiple CAR-T and cellular therapies, which have been transformative in the treatment of certain hematological cancers and now estimated to generate over $4 billion in annual sales in 2024. Of late, as we have moved into more complex and difficult to treat cancers, multiple products in development have succumbed to significant toxicities and/or failed to demonstrate robust and durable tumor remissions. This general lack of efficacy in certain tumors underscores the limited therapeutic window and inherent challenges of CAR-T approaches. Many of the limitations of CAR-T cell therapies are related to the fundamental dynamics of complex, heterogeneous tumors and T cell biology. This includes (i) the potential inability to effectively target the entire tumor using a single antigen CAR due to tumor heterogeneity, (ii) the potential inability to effectively penetrate the tumor microenvironment ("TME"), due to physical barriers such as tumor bulk, (iii) the lack of tumor antigens, which are ubiquitously and uniquely expressed on tumor cells resulting in off-tumor toxicities, (iv) potential limited T cell function due to the immunosuppressive TME, including regulatory T cells ("Tregs"), and other immune-suppressive cells, (v) limited ability to efficiently deliver cells directly to the tumor site to generate a high effector to target ("E:T") ratio, and (vi) the inability to combine with effective chemotherapeutic regimens due to the chemosensitivity of immune cells. Additional challenges that have potentially hampered widespread adoption of existing CAR-T technologies include scalability, safety and cost.

In recent years, multiple programs have also attempted to leverage natural killer CAR based therapies ("CAR-NK") to amplify the innate immune response to cancer with limited success. NK cells are innate immune cells that possess the ability to detect and kill cancer cells by recognizing common antigens without highly selective adapted receptors towards specific antigens. Their cytotoxicity is mainly dependent on the balance between activating and inhibitory signals, such as killer cell immunoglobulin-like receptors ("KIRs"), which can be overcome with the addition of CARs to allow for their use in cell therapy. CAR-NKs are attractive over alpha-beta CARs for two primary reasons: (i) CAR-NKs do not express the cytokine IL-6, one of the major drivers of cytokine release syndrome ("CRS"), which can lead to substantial morbidity and mortality with immune

CAR-T therapies; and (ii) CAR-NKs are not major histocompatibility complex ("MHC"), restricted and can be infused from a donor to a patient without complex and expensive genetic engineering to prevent graft versus host disease ("GvHD").

Despite these advantages, the development of CAR-NKs has faced several key challenges — in particular, manufacturing difficulties and limited scalability, their sensitivity to cryopreservation leading to a loss of viability and cytotoxicity, a limited ability to efficiently introduce genetic modifications, and lower cell persistence. Importantly, against solid tumors, the addition of a CAR to overcome KIR inhibition in an NK cell overrides their endogenous ability to target multiple receptors and results in a single antigen targeting CAR with the same limitation towards relapse due to tumor heterogeneity and ultimately antigen escape as a traditional CAR-T. In recent years, CAR-NK cell clinical data proved to be disappointing due to the lack of persistence of NK cell based cellular therapies and their durability of response. Data published in a major journal in early 2024 demonstrated that NK cells that enter the solid tumor microenvironment can be rapidly reprogramed into dysfunctional tissue resident cells that lack effector function and anti-tumor activity. These observations have resulted in significant pipeline changes and the termination of multiple programs by major biotechnology and pharmaceutical companies developing NK or iNK cell therapies over the past few years.

The inherent and engineered limitations of these therapies, particularly in the solid tumor setting, creates substantial opportunity for improved and differentiated cell therapies for cancer and autoimmune disease .

Why Gamma-Delta T Cells?

Gamma-delta T cells are a unique subset of immune cells that sit at the nexus of the innate and adaptive immune systems and possess properties of both, performing diverse immune functions including protection against tumors. This combination of features conveys functional abilities that make them ideally suited for use in cell therapy against cancer. They typically account for up to 10% of T cells but can undergo rapid activation and expansion in response to diseased or damaged tissue. As gamma-delta T cells bridge between the innate and adaptive immune response, they are thought to have greater persistence than NK cells. Our own histopathological data from the INB-200 clinical trial has repeatedly demonstrated both an increase in the number gamma-delta T cells and their continued presence in the TME, following infusion(s) of our DeltEx DRI modified gamma-delta T cells. The University of Pennsylvania published data in the journal Nature in February 2022 that demonstrated decade-long leukemia remissions in two patients with chronic lymphocytic leukemia. The data showed persistence of highly activated CD4+ CAR-T cells including a large population of gamma-delta CAR-T cells that prominently expanded in one patient along with CD8+ CAR T cells. Surprising data from our own INB-100 program in leukemia patients undergoing HSCT had demonstrated for the first time the in vivo expansion and long-term persistence of allogeneic gamma-delta T cells for as long as 365 days.

Gamma-delta T cells are multifunctional with a complex receptor repertoire including the semi-invariant T cell receptor ("TCR") which allows them to distinguish between healthy and diseased or stressed tissue. This distinct mode of antigen recognition is a critical feature that distinguishes them from not only alpha-beta T cells but also B cells and NK cells. Gamma-delta T cells can kill effectively, both by direct cellular killing as well as the recruitment of additional immune cell types to induce killing. Importantly, gamma-delta T cells can kill in situations where other immune cells cannot, such as alpha-beta T cells through the downregulation of MHC expression or NK cells through inhibition by matched KIR .

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

Gamma-delta T cells also have the inherent ability to recognize a broad array of cellular stress signals, leading to both direct tumor cell killing as well as activation of a multifaceted immune response. Gamma-delta T cells have been observed to directly recognize and respond to a variety of MHC-like stress-induced self-antigens expressed by malignant cells without previously having the antigen presented, similar to NK cells. This recognition of stress antigens is achieved through a combination of gamma-delta TCRs, natural killer receptors ("NKRs"), such as NKG2D, DNAM-1, and toll-like receptors ("TLRs"). This diversity of receptors is central to gamma-delta T cells’ ability to identify healthy versus diseased tissue and may also contribute to their ability to effectively target cells, such as tumor cells with high variability and/or heterogeneity, thereby reducing antigen escape as shown in Figure 4.

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
•
Recruit and activate additional immune effector cells. Gamma-delta T cells broaden the immune response both through secretion of effector cytokines and chemokines that recruit and stimulate immune cells at the tumor. Gamma-delta T cells can elicit dendritic cell ("DC") maturation by conveying danger associated molecular patterns ("DAMPs"), and pathogen associated molecular patterns ("PAMPs") to such cells. Certain subtypes of gamma-delta T cells also function directly as professional antigen presenting cells ("APCs"), that activate and instruct alpha-beta T cells, similar to other innate immune cells like DCs, in order to elicit a potent and selective adaptive immune response.
•
Safety advantages over other cell therapies. Gamma-delta T cells do not recognize allogeneic MHC restricted antigens and thereby can be obtained from a partially matched or even unmatched donor, which may allow these cells to be used "off-the-shelf". Gamma-delta T cells also do not significantly secrete IL-6, a driver of CRS, which has been a fatal complication in CAR-T and CD3 TCEs in acute leukemias.

How Gamma-Delta T Cells Kill

The biology of gamma-delta T cells is complex, with multiple mechanistic approaches to effectively recognize, target and directly kill tumor cells, as shown in Figure 5 below. This allows them to drive towards deeper immune responses through immune cell recruitment and activation, cytokine release and antigen presentation:

•
Induction of cellular apoptosis. Fas ligand ("CD95L") and tumor necrosis factor-related apoptosis-inducing ligand ("TRAIL") are both well-known triggers of cell death. These proteins are expressed on gamma-delta T cells, which allows them to engage the death receptors on target cells, leading to the direct destruction of cancer and/or targeted cells.
•
Secretion of cell-killing enzymes and proteins. Gamma-delta T cells secrete granzymes, cell killing enzymes, that are typical of killer cells and cytotoxic T cells, and perforin, a protein that opens a hole in the target cell, allowing for the entry of granzymes. This can lead to apoptosis, or programmed cell death, in the same manner as NK cells.
•
Antibody-dependent cellular cytotoxicity. Antibody-dependent cellular cytotoxicity ("ADCC"), is cell-mediated cell killing, an efficient killing mechanism employed by the immune system. ADCC is triggered by the recognition of tumor-targeting antibodies through the CD16 expressed on gamma-delta T cells, similar to NK cells. This mechanism could allow the combination of gamma-delta T cell therapy with FDA-approved monoclonal antibody therapeutics, such as Rituxan, designed to enhance the effect of the antibody.

Activated Gamma-Delta T Cell
Tumor Cell
TRAIL
Death Receptor 4/5
Fas-L
Fas
Perforin
Granzyme
ADCC
CD16
Ig

Figure 5. Multiple Cell-Killing Mechanisms of Activated Gamma-Delta T Cells

Opportunities for Gamma-Delta T Cells in Cancer

The therapeutic potential of gamma-delta T cells is supported by observations over 30 years demonstrating a significant clinical correlation between naturally occurring high levels of gamma-delta T cells and better survival outcomes in both hematologic and solid tumor cancers. Our scientific founder and Chief Scientific Officer, Dr. Lamb, was the first person to report an association between levels of gamma-delta T cells and improved survival in leukemia patients undergoing allogeneic HSCT. His work, published in J. Hematotherapy in 1996, and expanded on in a publication in Cytotherapy in 1999, found that the disease-free survival rate of HSCT patients who received T cell depleted ("TCD"), grafts from a partially matched donor increased in those with high levels of gamma-delta T cells. These findings have been supported by reported studies from other scientists. In 2007, Dr. Lamb and his collaborators found that the association between post-transplant gamma-delta T cells and survival as depicted in Figure 6 below, extended to at least seven years, and that 71% of patients with high levels of gamma-delta T cells survived up to seven years compared to 20% of patients with low levels of gamma-delta T cells.

Increased Patient Survival

1.0
0.8
0.6
0.4
0.2
0.0
γδ High 70.8%
3.6x
γδ Low 19.6%
p=<0.0001
0.00
1.00
2.00
3.00
4.00
5.00
6.00
7.00
Years

Figure 6. Correlation of Naturally Occurring Gamma‑Delta T cells and Long‑Term Survival in Leukemia

A Stanford University analysis of tumor-infiltrating immune cells in approximately 18,000 human tumor samples found that among all the subtypes of immune cells analyzed, the presence of gamma-delta T cells as tumor infiltrating lymphocytes ("TILs"), was the most highly correlated with overall survival, as shown in Figure 7 below. Patients with solid tumors containing gamma-delta T cells were significantly more likely to improve and potentially survive than those without gamma-delta T cells present.

Pan-cancer
(25 malignancies)
Solid tumors
(non-brain)
Favorable
Adverse
Leukocytes ranked by survival
γδ T cells
Tfh cells
CD8 T cells
MCs–
CD4 memory T cells+
DCs–
Naive B cells
PCs
CD4 naive T cells
M1-MΦs
NK cells+
Treg cells
Monos
CD4 memory T cells–
DCs+
NK cells–
Memory B cells
M0-MΦs
M2-MΦs
MCs+
Eos
PMNs
Q < 0.25
0 1 2 3 4
Unweighted |meta-z|
γδ T cells
CD4 memory T cells+
PCs
Naive B cells
CD8 T cells
Tfh cells
NK cells+
DCs–
MCs–
CD4 naive T cells
Treg cells
M1-MΦs
DCs+
Monos
M2-MΦs
Memory B cells
NK cells–
M0-MΦs
Eos
CD4 memory T cells–
PMNs
MCs+
Q < 0.25
0 1 2 3 4
Unweighted |meta-z|

Figure 7. Prognostic Association of Tumor Infiltrating Lymphocytes and Survival Outcomes

More recent studies continue to support these historical observations even when the primary therapy is another modality such as checkpoint inhibitors or CAR-T therapy. In 2024, a paper published in Nature Cancer demonstrated that gamma-delta T cells were associated with better responses in melanoma patients being treated with immune checkpoint inhibitors, especially in those patients that had low neoantigen levels. This is contrary to conventional dogma whereby checkpoint inhibitors are thought to have greater efficacy in those cancers with high neoantigen load and mutational burden. The authors postulate that gamma-delta T cells are probably an important constituent of tumor-infiltrating lymphocyte populations, allowing surveillance of tumors and are associated with a better prognosis. In a separate study published in Cell Reports Medicine, the authors utilized single-cell analysis to examine cellular dynamics in patients treated with CD19 CAR-T cells. It was validated that CAR+ gamma-delta T cell expansion is correlated with treatment efficacy in both B-ALL and DLBCL. The authors noted that two patients who experienced a “massive” in vivo expansion of CAR+ gamma-delta T cells had a more sustained clinical response and that these trends were also observed for CAR- gamma-delta T cells

While gamma-delta T cells have demonstrated clinical association with specific tumor responses, there have been significant hurdles to developing them as cell therapies and TCEs, particularly for solid tumors. Gamma-delta T cells comprise less than 10% of all lymphocytes found in the body, and as such have been challenging to manufacture or target in vivo, or in the body, in quantities sufficient to meet the significant levels generally required for efficacious therapies. In addition, as cancer progresses, the levels of gamma-delta T cells are further reduced, making it challenging to engage them in vivo. Finally, gamma-delta T cells are critical in identifying stress antigens on diseased tissue, such as tumor cells. These signals can be dramatically upregulated by chemotherapy, which stresses both the chemotherapy-sensitive and chemotherapy-resistant tumor cells, making them readily identifiable by gamma-delta T cells. Chemotherapy can both kill the immuno-suppressive cells and induce tumor cell death to “de-bulk” the tumor. This opens the TME to effector cells, such as gamma-delta T cells. However, chemotherapy also depletes and damages immune cells, including gamma-delta T cells, limiting their ability to seek and kill tumor cells.

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

Our Approach

We develop gamma-delta T cell therapies based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform is designed to overcome many of the challenges associated with expansion, genetic engineering, scalable manufacturing and targeting of gamma-delta T cells. This allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. DeltEx has enabled our deep pipeline of innovative allogeneic, autologous, iPSC, genetically modified product candidates, and/or TCEs that are designed to effectively target and potentially eradicate disease to improve patient outcomes. Key elements of our platform include:

•
Expertise in ex vivo-expanded activated gamma-delta T cells. Gamma-delta T cells, while critical to immune function and disease response, account for only a small percentage of our immune cells. Our approach leverages our scientific expertise in gamma-delta T cell biology, encompassing the work of our scientific founder Dr. Lamb, to perform precise cell-type specific ex vivo expansion. This enables us to take peripheral blood from the patient and selectively expand the low numbers of gamma-delta T cells to generate a sufficient dose for treatment of solid tumors. Our expertise allows us to expand the desired subtypes of the gamma-delta T cell population, perform specific genetic modifications, and complete a quality review of these cells before returning precisely controlled doses to patients. This precision, control and quality provides significant advantages and we believe it uniquely enables us to potentially develop therapeutic cellular therapy candidates at scale.
•
Intelligent gamma-delta T cell genetic engineering. We have developed proprietary methods of engineering gamma-delta T cells that are designed to take advantage of their inherent biology. Our engineering is designed to increase their ability to survive chemotherapy or to identify cancer cells while maintaining their natural ability to broadly recognize, engage and kill these cells while preserving healthy tissue. This enables the cells to be delivered concurrently with chemotherapies that activate the DNA damage response ("DDR"), pathway to generate an immune signal that should be expressed on all cells throughout the tumor and recognized by gamma-delta T cells. This intelligent engineering is broadly applicable across multiple solid tumor indications. Our approaches have overcome the historical problems in genetically modifying gamma-delta T cells, and we were the first company to advance a Phase 1 clinical trial using genetically modified gamma-delta T cells.
•
Next generation gamma-delta T cell manufacturing. We have devoted significant time and resources to process development and manufacturing to improve the quality and reproducibility of our processes. Through our intellectual property and scientific know-how, we have designed and implemented a manufacturing process, including proprietary programs, which is designed to be reliable and scalable. We have automated our manufacturing processes, which are currently operating at clinical scale, in systems designed to minimize touchpoints and potential contamination and increase throughput. Our cell-type specific manufacturing platform is designed to support rapid development of our DeltEx product candidates through clinical trials and the regulatory approval process. Our manufacturing allows us to scale, while maintaining quality controls, which would be challenging with manual lab-scale processes. We have optimized transduction and cell expansion in processes we believe can be rapidly scaled for commercial supply in a controlled environment at a reasonable cost, if any of our product candidates are successfully developed and approved by the FDA. We have also demonstrated successful cryopreservation and delivery of our thawed product candidates to patients in our clinical trials, while maintaining cell viability and functionality.
•
Unique T cell engager properties. We have developed a unique gamma-delta T cell based TCE that possesses properties that have not previously been demonstrated by others to our knowledge. We believe our TCEs have the ability to eliminate specifically targeted cells but can overcome the challenges of low gamma-delta T cell numbers through the significant expansion of gamma-delta T cells in vivo. Our TCE is a pan-gamma-delta TCE that engages both the Vd1+ and Vd2+ TCR populations. The unique properties of these cells may allow for deeper responses, and potentially better safety as gamma-delta T cells secrete lower amounts of IL-6 and may reduce the incidence of CRS as is common with both alpha-beta CAR-T and CD3-based TCEs. Ultimately, TCEs have a simpler manufacturing process, with lower costs, allow for repeat dosing and avoid lymphodepleting chemotherapies, which would be important in autoimmune indications.

Scientific Basis for Vd2+ Versus Vd1+ Gamma-Delta T Cells as Therapy for Solid Tumors

There are several diverse subsets of gamma-delta T cells. The most predominant circulating subsets are the Vd2+, and the Vd1+. These cell types have specific features that impact their therapeutic potential across different indications. Vd2+ cells comprise approximately 2 to 10% of the circulating cell population. The Vd1+ cells are a minor (<2%) circulating subset, but abundant in specific tissues, such as the intestines and the skin. While both subsets express NKG2D receptors that recognize stress ligands, only the Vd2+ subset can function as a professional APC, which can process and present antigens, recruit and activate additional immune cell types, a function that has not been documented for the Vd1+ T cell compartment and may make the Vg9Vd2 subset more attractive for use in solid tumor cancers. Our early clinical programs focused on developing therapeutic candidates using Vd2+ cells, due to certain advantages over the Vd1+ subset in certain indications, but there is a utility for the Vd1+ subset as well. Vd1+ cells have previously shown lower predisposition towards exhaustion and greater persistence in the autologous setting, this increased persistence in the allogeneic setting (other than allogeneic HSCT) may be irrelevant as host immune system recovery could result in their rejection by host NK cells which recover following lymphodepletion within approximately 15 to 30 days. Additionally, Th1 effector Vd1+ cells can be reprogrammed to a tumor promoting Th17, or IL-17 secreting, subtype after entering the microenvironment of certain tumors. While current ex vivo expansion methods for Vd1+ cells have not resulted in pro-tumorigenic Th17-type responses to date, the potential for reprogramming of therapeutic Vd1+ cells within the TME remains a possibility. In contrast, Vd2+ cells are not known to produce Th17 or pro-tumoral subtypes.

We are a gamma-delta T cell company and are agnostic to Vd2+ versus Vd1+ subtypes. We believe each has a role and indications in which they may make sense based on the tumor biology and desired cellular mechanism of action. Our CSO, Dr. Lamb was in fact the first to publish a protocol for the expansion and manufacturing of Vd1+ gamma-delta T cells in 2001. We are currently advancing programs utilizing both Vd2+ and Vd1+ cells, using our cell-type specific expansion protocols and through TCEs. For the first time that we are aware of, our INB-600 TCE program has the potential to target both the Vd1+ and Vd2+ subpopulations simultaneously. We have developed our DeltEx platform to enable us to expand, activate and genetically modify gamma-delta T cells at scale, producing cells which are viable, functional and can be cryopreserved while maintaining their cytotoxicity.

Our Product Candidates

INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

INB-100 is an allogeneic DeltEx product candidate created from healthy donors, consisting of allogeneic, expanded activated gamma-delta T cells, with the goal of testing the safety of allogeneic gamma-delta T cells, reducing relapse, and improving overall survival in patients with hematological malignancies who have undergone allogeneic HSCT.

Hematological Malignancies Overview

Hematological malignancies are characterized by an abnormal and excessive proliferation of malignant hematopoietic cells in the marrow. In some patients, these cancerous cells proliferate rapidly, requiring urgent treatment. These include AML, ALL, chronic myeloid leukemia ("CML") in blast phase and myelodysplastic syndromes ("MDS"). There are few curative treatment options for these patients once they have progressed on standard-of-care first line therapies. One of the most effective is allogeneic HSCT, where the patient’s blood forming cells, including cancerous cells, are first destroyed using chemotherapy, radiation or a combination of both. The patient then receives new bone marrow stem cells from a healthy donor to "reset" and repopulate their hematopoietic system. Unfortunately, residual leukemic cells often exist, resulting in a leukemic relapse rate of approximately 25% within the first 100 days and up to 50% at one year.

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

INB-100 is an allogeneic DeltEx product candidate created from healthy donors, consisting of allogeneic, expanded activated gamma-delta T cells, with the goal of testing the safety of allogeneic gamma-delta T cells to boost gamma-delta T cell levels and improve overall survival in patients with hematological malignancies who have undergone allogeneic HSCT. We believe that supplementing the patient’s immune system with allogeneic gamma-delta T cells will lead to reduced incidence of relapse and improved survival in these patients as we are now achieving blood levels of gamma-delta T cells that have previously been demonstrated to be associated with higher rates of overall survival.

Phase 1 Clinical Trial of INB-100

We are collaborating with Joseph McGuirk, D.O. and the team at the University of Kansas Cancer Center, to conduct an investigator-sponsored Phase 1 dose escalation clinical trial of INB-100 to assess the safety and tolerability of INB-100 in patients with hematologic malignancies who are undergoing allogeneic haploidentical HSCT. The primary endpoints of this trial are safety and tolerability, and secondary endpoints include rates of acute and chronic GvHD, relapse rate and overall survival. Following completion of the dose escalation phase in 2023, a decision was made to declare dose level 2 our RP2D and add an expansion cohort of up to an additional 15 patients, for a total of up to 25 treated patients.

INB-100 is prepared from donor peripheral blood cells, while in parallel, patients undergo HSCT using donor bone marrow. INB-100 cells are administered post-engraftment with the goal of providing immunity during the period of immune cell reconstitution and long-term residual gamma-delta T cells that can scavenge any residual leukemic cells that may remain.

1
Graft 1
BM or PBMC
Host Immune Cells
HSCT Derived Immune Cells
Immune Reconstitution
Gamma-Delta T Cell Infusion
Haplo CD34+ infusion
Prep regimen
Haploidentical donor
Day -8 -7 -6 -5 -4 -3 -2 -1 0 1 2 3 4 5 10 20 40 60 80 100 180
2
FLU/CY
FLU
Total body irradiation
2Gy
PT-Cy
EAGD T cell (activated gamma-delta T cells) infusion – Graft 2
EAGD T cell manufacturing
FLU = Fludarabine
CY = Cyclophosphamide
MMF = Mycophenolate mofetil
Non-mobilized apheresis
Gamma-Delta T cell activation and expansion
Alpha-Beta T cell depletion
Cryopreservation
Graft 2
Activated Gamma-Delta T Cells

Figure 8. INB-100 Administration

As depicted in Figure 8 above, patients are initially treated using a standard HSCT protocol, originally developed at Johns Hopkins University (the "Hopkins protocol"), under which these patients undergo non-myeloablative or reduced intensity conditioning ("RIC") regimen using chemotherapeutic agents that destroy their tumor cells as well as their healthy immune cells and post-transplant cyclophosphamide to reduce GvHD. They then undergo allogeneic bone marrow transplant. Prior to the bone marrow transplant, donors undergo leukapheresis to provide the starting material for INB-100 at least seven days prior to transplant. The INB-100 starting material will then be manufactured and cryopreserved. After approximately 15 to 20 days, hematopoietic stem cells from the donor engraft in the patient’s bone marrow and begin reconstituting the immune system. While the Hopkins protocol has decreased the risk of GvHD, there is also a reduced anti-leukemic effect. Accordingly, the rate of leukemic relapse is approximately 25% within the first 100 days and up to 50% at one year and even greater in those patients with high-risk and/or complex cytogenetics. More recent data presented at the American Society of Hematology (“ASH") 2023 annual meeting, in a 2,200 patient study by the EBMT demonstrates that leukemic relapse in AML patients receiving haploidentical stem cell transplantation with post-transplant cyclophosphamide continues to fall between 40-50%. Within five days of neutrophil engraftment, our INB-100 product candidate is thawed and administered as a single weight-based dose, leading to an increase in the levels of gamma-delta T cells and potentially providing greater anti-leukemic effect and delaying relapse.

The swimmers plot in Figure 9 below depicts the patient outcomes in the INB-100 Phase 1 trial. We believe the relapse free survival data as of January 17, 2025 (the "Cutoff Date"), which was presented at the 2025 TCT Meeting in February 2025, combined with the tolerability profile of INB-100, are encouraging for the treatment of older, high-risk leukemia patients with complex disease. Enrollment in the expansion cohort is ongoing to confirm the improvements in relapse free and overall survival observed to date. To further de-risk a future registrational randomized control trial, we are also seeking to add a parallel observational cohort to the Phase 1 trial to prospectively assess leukemia patients and enable comparison between patients receiving INB-100 to those who only receive standard haplotransplantation with RIC. As of the Cutoff Date, 100% of patients with AML remain relapse-free after receiving their dose of INB-100 after a median follow-up of 20.1 months. A total of 17 patients with leukemic diagnoses were enrolled as of the Cutoff Date and as previously reported, three patients had relapsed and, of those, two had died due to disease progression. The patients who relapsed to date, included other leukemic diagnoses (ALL, MDS, and MDS/MPN overlap with concurrent TP53 mutations). Across the initial 10 patient cohort, median morphologic CR was 18.8 months across all patients and 23.3 months for AML patients as of the Cutoff Date. Further, gamma-delta T cells demonstrated in vivo expansion and long-term persistence through 365 days, a first for any donor-derived, allogeneic cellular therapy product. Along with our investigators, we believe patient outcomes in the trial to date are surpassing that of similar leukemia patients, including those with AML undergoing haploidentical transplantation without receiving INB-100. We expect to complete the enrollment of the expansion cohort in 2025, with long-term follow-up results anticipated in late 2025 and in 2026.

Figure 9. Summary of Patients Treated in INB-100 Phase 1 Trial

As shown in Figure 10 below, this compares favorably with real world data from AML patients retrieved from the Center for International Blood & Marrow Transplant Research (“CIBMTR”) national database demonstrating a 32.2% relapse rate (n=679) and 25.3% mortality rate (n=684) at one-year and comparative data from the University of Kansas Cancer Center demonstrating a one-year 42.6% relapse rate (n=31) and 33.3% mortality (n=36, 2016-2024). We believe the high relapse and mortality rates at University of Kansas Cancer Center compared to the CIBMTR data as it is a center of excellence for transplantation and is a major tertiary referral center for the Midwest region. Patients referred to and treated at the center are likely sicker and have more complex disease.

Figure 10. Summary of Patients Treated in INB-100 vs. Real World Data

As of January 17, 2025, there were eight AML patients in this INB-100 trial who have remained in CR for periods greater than one year, four for greater than two years and one nearing their five-year anniversary in remission. Notably, at the 2024 ASH Annual Meeting held in December 2024, data was presented that demonstrated that patients in both Cohorts 1 and 2 had in vivo expansion and persistence of gamma-delta T cells that resulted in elevated gamma-delta T cell levels up to one-year post-transplant as shown in Figure 11 below.

Haplo-Cy vs INB-100
HaploCy*
Cohort 1
Cohort 2
80000
60000
40000
20000
0
γδ T Cells/mL
49x
8x
Observed γδ T cell count for improved outcomes^
30
60
100
180
365
30
60
100
180
365
30
60
100
180
365
Days post BMT/group

Source: IN8bio, Inc. and UAB *previously unpublished data from laboratory of Dr. Lawrence Lamb; as of September 30, 2024 following completion of all time points by patients in dose-level 2; ^ Sengelov et al. Front. Immunol. 2019; DOI: 10.3389/fimmu.2019.01997

Figure 11. Summary of Patients Treated in INB-100 gamma-delta T cell persistence and expansion

INB-100 continues to demonstrate a manageable safety profile to-date, with no dose-limiting toxicities, no treatment-related Grade 3 or greater adverse events, and no CRS, or immune effector cell-associated neurotoxicity syndrome (“ICANS”). Approximately 56% of patients across all time points have sustained steroid responsive Grade 1/2 GvHD that has been mostly resolved with steroids therapy. No events of Grade 3 or greater GvHD, CRS or ICANS has been observed. Three patients have reported mild chronic GvHD.

In 2024 we held a Type B meeting with the FDA and received regulatory guidance to advance INB-100 as a post-transplant maintenance therapy for AML, with relapse-free survival designated as the primary endpoint. AML represents one of the most common leukemias, with approximately 21,000 newly diagnosed patients annually, which is also widely treated with allogeneic HSCT. To validate the observed improvements in relapse-free and overall survival and further de-risk a future registrational randomized controlled trial, we are seeking to add a parallel observational cohort as a control. This parallel cohort will try to prospectively assess leukemia patients undergoing haploidentical transplantation without receiving INB-100, enabling comparison with patients treated with INB-100. Along with our investigators, we believe patient outcomes in the trial to date are surpassing that of similar leukemia patients, including those with AML undergoing haploidentical transplantation without receiving INB-100. The expansion cohort is currently enrolling and we expect to complete this additional expansion cohort in 2025, with long-term follow-up results anticipated in late 2025 and in 2026.

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

INB-200 and 400 for the Treatment of Solid Tumors

INB-200 is a genetically modified, autologous gamma-delta T cell product to be administered in combination with the current standard-of-care chemotherapy in newly diagnosed GBM, where median PFS has remained at 6 to 7 months since 2005. We engineered INB-200 to be resistant from being killed by certain types of alkylating chemotherapies. Alkylating chemotherapies function by creating DNA damage and strand breaks that lead to cell suicide or apoptosis. The protein O-6-Methylguanine-DNA Methyltransferase ("MGMT"), is a primary DNA repair protein capable of repairing damage to DNA caused by certain chemotherapies that prevents cell death. Through the introduction of a gene encoding MGMT into gamma-delta T cells, these genetically modified DeltEx DRI cells are designed to survive concurrent dosing with chemotherapy and remain functional. In preclinical studies in patient-derived xenografts, published in the Nature portfolio journal Scientific Reports in October 2021, INB-200 demonstrated antitumor activity, including long-term survival and eradication of the tumor as evidenced by histopathology. We initially developed INB-200 to treat newly diagnosed patients with GBM during the maintenance phase following resection and initial radiation and chemotherapy. The fully enrolled INB-200 investigator-sponsored Phase 1 clinical trial is a dose escalation protocol for newly diagnosed GBM patients conducted at the Heersink School of Medicine and O’Neal Comprehensive Cancer Center at the University of Alabama at Birmingham ("UAB"). The protocol is designed to evaluate single and multi-dose schedules of a fixed number cell dose of the DeltEx DRI gamma-delta T cell therapy. We have completed enrollment and expect to provide clinical updates and long-term follow-up throughout 2025.

In September 2024, while the IND remains open and we continue to treat enrolled patients, we suspended enrollment of additional patients in our Phase 2 multi-center clinical trial of INB-400, for the treatment of newly diagnosed GBM. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in specialized centers across the United States. We will continue to follow any enrolled patients for safety, PFS and OS with preliminary data to be reported in 2025. We have completed patient dosing in the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) in newly diagnosed GBM patients. We presented an oral plenary presentation at the SNO Annual Meeting in November 2024 where we provided longer-term follow-up and additional data supporting the activity of our DRI gamma-delta T cell approach from the Phase 1 trial of INB-200. As of October 18, 2024, the clinical data demonstrates that 50% of patients who received repeated doses (n=10) remained alive and in remission beyond the expected median OS from standard-of-care ("Stupp regimen") with temozolomide (“TMZ”), while none of the patients who received a single dose (n=3) achieved this outcome. As of that date, 92% of evaluable patients treated in the investigator-sponsored trial exceeded the median PFS of 6.9 typically months achieved by the Stupp regimen, with a majority exceeding their expected PFS based on their age and the MGMT status of their tumors. Patients who received repeated doses of INB-200 demonstrated a 79% increase in median PFS (12.4 months) as compared to the Stupp regimen and an almost 50% increase in median PFS as compared to the 8.3 months in the three patients treated who received only a single dose of INB-200 in Cohort 1. One patient with an IDH-mutant glioma remains alive and progression free at over 40.5 months. In recently updated clinical trial results of another experimental therapy, IDH-mutant patients demonstrated a median PFS of 11.4 months in the control arm with all patients having relapsed by 31 months in the control arm (n=163 patients). We believe our DRI gamma-delta T cell therapeutic approach can be applied to multiple solid tumor types and plan to seek strategic alternatives and to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

GBM Overview

GBM is a particularly aggressive form of brain cancer, in which tumor cells invade the surrounding neural tissue, rendering a cure with surgical resection and chemotherapy unlikely. The incidence of GBM in the United States is estimated to be approximately 3.5 in 100,000 individuals, with almost 14,500 new cases having been estimated in 2023 by the National Brain Tumor Society ("NDTS"). Surgical resection followed by radiation and TMZ has been the current standard-of-care since 2005, but it is only able to control tumor growth in approximately 30% of patients. Based on current standard-of-care, tumor recurrence typically occurs within six or seven months after initial diagnosis and treatment. A third-party trial published in 2017 indicated that older newly diagnosed GBM patients with unmethylated MGMT treated with radiation therapy and TMZ had median progression free survival of only 4.8 months (95% CI (4.3-5.6)) while median overall survival for GBM patients remains about 16 months irrespective of tumor methylation status. Ultimately, virtually all patients will relapse, creating a significant unmet medical need with a potential global market opportunity greater than $4 billion.

Our Solution — INB-200 and INB-400 for the Treatment of Newly Diagnosed GBM

Chemotherapy, a mainstay of solid tumor treatment, can deplete and damage immune cells, limiting their ability to seek and kill tumors. Despite these limitations, chemotherapy continues to be used in standard-of-care regimens because of its ability to rapidly and directly kill tumors. Chemotherapy, however, can also result in the selection of residual tumor cells that are chemotherapy resistant and lead to disease recurrence. Studies show that the injury response to DNA damage from chemotherapy in tumor cells can promote anti-tumor immune activity and impact subsequent tumor rejection. These positive immune effects are obstructed by the lymphodepleting properties of chemotherapy, which can severely reduce the number of immune cells, such as gamma-delta T cells, that can seek out and kill the residual tumor cells. We have leveraged our proprietary genetic modifications of gamma-delta T cells to protect the cells from chemotherapy-induced damage, allowing for their concurrent delivery with chemotherapy. This could potentially enable our candidates to recognize and kill residual tumor cells, including chemotherapy-resistant cells and cancer stem-cells, by attacking at the time when the tumor is experiencing maximum chemotherapy-induced stress and vulnerability.

We engineered INB-200 and INB-400 using a lentiviral vector to introduce the gene for MGMT, which is the primary protein capable of repairing DNA damage caused by alkylating chemotherapeutic drugs, such as TMZ. Tumor cells that over-express MGMT are resistant to TMZ and the current standard-of-care in GBM. By introducing MGMT into our DeltEx gamma-delta T cells, these genetically modified cells are designed to avoid TMZ-induced cell death. There is also considerable preclinical support for the use of gamma-delta T cells for the treatment of GBM.

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

Our gamma-delta T cell technology has the potential to be a more durable therapy due to limited resistance mechanisms developed in response to it. By combining our DeltEx DRI therapeutic candidate concurrently with alkylating chemotherapies, our approach can promote the upregulation of stress ligands across all three of these categories, making the GBM cells identifiable by our gamma-delta T cells. CAR-T therapies or any targeted therapy that targets a single antigen is prone to loss of efficacy over time as tumor cells lose, downregulate, or shed the tumor target in response to persistent stimulation. Unlike other CAR-T therapies that are reliant on a single tumor target to ensure tumor cell engagement, our technology generates a stressor that upregulates ligands, i.e., NKG2D ligands, that then activate the gamma-delta T cells. These ligands comprise an intrinsic stress mechanism that is upregulated with hypoxia, DNA instability or any condition that generates circumstances that may limit cell viability. Therefore, there is less likelihood of loss of NKG2D ligands as it is impossible to eliminate all stressors that lead to upregulation of NKG2D ligands that activate gamma-delta T cells. Our unique approach seeks to increase tumor antigen density on the surface of tumor cells to drive activation of immune responses and via an antigen that is tumor agnostic. By pairing our therapy with TMZ we are harnessing the ability of TMZ to upregulate multiple NKG2D ligands to ensure the gamma-delta T cells have the appropriate activation signals already in place to maximize their activity.

We believe newly diagnosed GBM may be the ideal indication to assess the potential of INB-200 and INB-400 to drive clinical antitumor activity due to the intrinsic role that TMZ plays in its therapy and with the ability to ensure targeted therapeutic delivery to the tumor site. A third-party paper analyzing the impact of pre-conditioning on the TME to enhance solid tumor CAR-T cell therapy indicated that single-antigen targeting CAR-Ts have been hampered by tumor antigen escape, immune suppression, and lack of T cell trafficking. The inability to infiltrate the tumor site by intravenously delivered CAR-T was due largely to the trapping of adoptively transferred cells in first-pass tissues, such as the lung and liver rather than trafficking to the targeted tumor sites. We believe our approach minimizes the risk of tumor antigen escape because TMZ causes the upregulation of cellular stress signals, consisting of multiple polyclonal ligands that can be recognized by the gamma-delta T cell. Furthermore, our DeltEx DRI approach in newly diagnosed GBM was specifically designed to overcome challenges of systemic T cell localization. The administration of DeltEx DRI cells in INB-200 and INB-400, through an intracranial catheter, directly to the tumor resection site ensures access of the cells to the tumor site and may increase the E:T ratio, and permits localizing the therapy to the specific target area, improving the antitumor activity of cell therapies over intravenous delivery. In the past, other novel modalities, such as treatment with adeno-associated virus ("siRNAs"), demonstrated early clinical response by also targeting locally deliverable organ systems such as the eye or liver. Newly diagnosed GBM patients have a more intact immune system that does not have the immune suppression resulting from multiple rounds of earlier chemotherapy and/or radiation as do relapsed populations in whom the CAR-T therapies have been assessed. All immune therapies require an adequate baseline immune activity to maximize their effect. Hence, introducing this therapy in a newly diagnosed population may ensure that the patients have more robust immune systems available to fully mobilize upon tumor cell destruction caused by gamma-delta cell therapy.

INB-200 — Phase 1 Clinical Trial

We conducted an investigator-sponsored Phase 1 repeat dose escalation trial of INB-200 at UAB. We have completed enrollment and patient dosing of the Phase 1 trial with 13 patients evaluable for dose-limiting toxicity with newly diagnosed GBM who have completed standard induction therapy with TMZ chemotherapy and radiotherapy and are eligible to initiate maintenance therapy with TMZ. We believe that the survival data along with histopathology and radiographic data are indicative of positive treatment effects, which highlight the potential of our genetically modified, chemotherapy-resistant gamma-delta T cells as a potential first-in-class therapy for patients with solid tumor cancers such as GBM.

The primary endpoint of this trial is to assess the safety and tolerability of expanded and activated autologous MGMT genetically modified gamma-delta T cell infusion. Safety will be assessed with single and multiple infusions of 1x107 DeltEx DRI gamma-delta T cells administered through a fenestrated intracranial catheter placed in the resection cavity of the tumor. Secondary endpoints include overall survival, time to progression and response. We also assess biologic activity, including serum and cellular cytokines, immune cell composition, biomarkers, and cell-free DNA both peripherally and from the cerebral spinal fluid, if available. This clinical strategy takes advantage of maximizing gamma-delta T cell cytotoxicity by administering it along with TMZ chemotherapy. The tumor is experiencing maximum stress, increased immunogenicity and expressing high levels of NKG2D ligands required to stimulate the gamma-delta T cells as a result of treatment with TMZ. Further, the natural lymphodepletion achieved by standard-of-care TMZ ensures that the chemo-resistant gamma-delta cells remain enriched in the vicinity of tumor to eliminate or slow growth of residual tumor.

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

INB-400 (Autologous and Allogeneic): Phase 2 Clinical Trials

Enrollment in the INB-400 Phase 2 trial was suspended in September 2024 as part of our cash conservation efforts. We are working to identify potential alternative sources of funding and with advisors to seek potential partnership opportunities for this asset. INB-400 was designed to assess the relative risk-benefit ratio of allogeneic versus autologously derived genetically modified gamma-delta T cells for treatment patients with GBM, including patients with newly diagnosed GBM. The trial was also designed to assess the activity of allogeneic cells in the relapsed setting in a potentially registrational arm. The IND remains open as a number of patients have been enrolled from multiple centers and patients continue to undergo treatment. We will follow these patients for safety, progression-free and overall survival with preliminary data expected to be reported in 2025.

Surgical Resection
Catheter Insertion
Break
Apheresis
Daily
Radiation + TMZ
x 6 weeks
+
Break
Transduction
Activation and expansion
Cell separation
Process time: 9-14 days
Preparation
of starting
material
Final cell
product
DeltEx DRI
Manufacturing
(Multiple Doses)
DRI Chemotherapy Resistant
Gamma-Delta T Cells
DRI cells
Oral TMZ – Day
2-5 of each
cycle
IV TMZ – Day 1
of each cycle
DeltEx DRI
+ TMZ (x 5 days every 28 days)
(6 cycles q 28 days)

Figure 12. INB-200 and INB-400 Administration Protocol

The decision to combine DeltEx DRI gamma-delta T cells in the newly diagnosed GBM setting as an adjunct to standard-of-care therapy was driven by biology, data, and the desire to overcome challenges as outlined above. In this trial, we sought to attack any residual tumor cells when they are most vulnerable with immune cells that are as healthy as possible. By combining DeltEx DRI gamma-delta T cells with maintenance TMZ, we sought to deepen responses achieved by induction chemoradiation by further eliminating residual tumor and driving prolonged immune responses. In addition, introducing gamma-delta T cells in a newly diagnosed population of patients ensures that these patients’ immune systems are as robust and active as feasible to take advantage of tumor elimination created by the gamma-delta T cells. Patients are dosed with INB-200 via intracranial catheter injection, as shown in Figure 12 above, within four hours of receiving intravenous dosing with TMZ on day one of the maintenance cycle. Standard-of-care oral dosing of TMZ continues for the four subsequent days during each 28-day treatment cycle, as shown in Figure 13 below. Depending on which dose cohort they are enrolled in, patients were administered either one, three or six injections of INB-200.

Figure 13. Treatment and Manufacturing Timeline of the INB-200 Phase 1 Trial

In 2024, we provided multiple clinical updates for INB-200 including a plenary oral presentation at the 2024 SNO Annual Meeting in November 2024 and, a poster presentation at the 2024 ASCO Annual Meeting. At SNO, we indicated that as of October 18, 2024, 23 patients with newly diagnosed GBM have been enrolled in this trial and a total of 13 patients have been treated with INB-200, including three patients in Cohort 1, four patients in Cohort 2 and six patients in Cohort 3. All Cohorts had completed dosing as of December 31, 2024 and continue to be monitored. The trial assessed the administration of 1x107 cells per dose across three different dosing regimens increasing from a single dose in Cohort 1, three doses in Cohort 2, and six doses in Cohort 3. No infusion reactions, CRS, neurotoxicity, or other dose limiting toxicities ("DLTs"), or treatment-related series adverse events ("SAEs"), or treatment-emergent adverse events ("AEs"), were observed in Cohorts 1 2, or 3 to date. 50% of patients who received repeated doses (n=10) remained alive and in remission beyond the expected median OS from standard-of-care Stupp regimen while none of the patients who received a single dose (n=3) achieved this outcome. As of that date, 92% of evaluable patients treated with INB-200 for GBM surpassed a median standard-of-care Stupp regimen PFS of 6.9 months, with a majority exceeding their expected PFS based on their age and the MGMT status of their tumors and five patients remain alive with one IDH-mutation patient, with a grade 4 brain tumor, remaining progression free at 40.5 months post treatment. In 2023, Novocure announced the final results of the Phase 2 TOP study of TTFields (Optune) plus Merck’s pembrolizumab plus maintenance TMZ in patients with newly diagnosed GBM. In 26 GBM patients with a median age of 60.5 years, 73% with MGMT-unmethylated GBM, and 11.5% with an IDH-mutation, median PFS was reported as 12 months, surpassing the 5.8 months of a case-matched control cohort.

Following treatment, all patients are monitored for biologic correlates, time to disease progression and overall survival. The most common AEs were Grade 1/2 events including fatigue, asthenia, urinary tract infection, nausea, headache, platelet and white blood cell count decreased, balance disorders, decreased appetite, hydrocephalus, attributable to TMZ, radiotherapy or disease. One subject had Grade 3 treatment of unrelated AEs of urinary tract infection, dehydration, and thrombocytopenia. There were no treatment related deaths, any reports "ICANs, or CRS and repeat dosing has not changed the toxicity profile of this agent as of October 18, 2024.

Figure 14. Summary of Patients Enrolled in INB-200 Phase 1 Trial

Figure 14 above depicts treatment outcomes for patients treated as of October 18, 2024. These data demonstrate that patients have exceeded expected PFS based on their age and tumor MGMT status and have exceeded the median PFS predicted of this patient population (6-7 months). Of the three patients who received a single dose of INB-200 median PFS was 8.3 months and across all patients (n=10) who received multiple doses, median PFS increased by almost 50% to 12.4 months, surpassing the median PFS results reported by Novocure above. Biopsy results are confirming the infiltration and persistence of gamma-delta T cells along with CD3+ and CD8+ T cells within the brain tumor microenvironment in patients following treatment with INB-200. In one patient (022), we demonstrate histopathology from paired biopsies at first diagnoses and upon relapse after a receiving six doses of DeltEx DRI gamma-delta T cells (brown stain) in Figure 15 below.

Figure 15. Gamma-Delta T cells, CD3+ and CD8+ T Cells Infiltrating and Persisting in Brain Tissue

We have completed enrollment and we expect to provide clinical updates and long-term follow-up at medical meetings throughout 2025.

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

Improved Antitumor Activity in Combination with Chemotherapy

Based on several years of peer-reviewed and published preclinical work, as well as early human cancer trials, we believe that INB-200 can work in synergy with chemotherapy by causing changes in cancer cells that result in increased expression of activating ligands of gamma-delta T cell and NK cell function, such as NKG2D. In preclinical studies, treatment of TMZ-resistant GBM cells derived from the U87 human GBM cell line with TMZ led to transient increases in a broad panel of stress ligands recognized by the NKG2D receptor, as shown in Figure 16 below.

Figure 16. Increased NKG2D Ligand Expression Observed on TMZ-Resistant Tumor Cells Treated with TMZ

As shown in Figure 17 below, additional studies in glioma cells have demonstrated that NKG2D ligands are also expressed on cancer stem cells, considered as cells that express factors, such as Klf-4, Oct-4, Sox-2, Nanog and Musashi-1.

Figure 17. Cancer Stem-Like Cells Co-Express Stem-Cell Markers and NKG2D Ligands

Treatment with TMZ demonstrated that NKG2D ligand expression can also be upregulated several fold on GBM stem-like cells, as depicted in Figure 18 below. This increase in stress ligand expression, even in TMZ-resistant and stem-like cancer cells, has the potential to increase the vulnerability of tumor cells to gamma-delta T cell targeting during the period of pharmacokinetic activity of TMZ.

Figure 18. Increased NKG2D Ligand Expression in Glioma Stem Cells Treated with TMZ

There are two principal challenges to clinical application of TMZ treatment in conjunction with gamma-delta T cells:

•
TMZ is cytotoxic to immune cells, including gamma-delta T cells; and
•
The increased expression of stress ligands is transient due to resistance mechanisms of the tumor.

Therefore, we believe the ideal gamma-delta T cell exposure would occur when TMZ is still pharmacokinetically active. We developed INB-200 in a way that could enable it to overcome both of these challenges by engineering the cells that make up INB-200 to be resistant to TMZ, an approach we refer to as DeltEx DRI. Treatment of GBM using TMZ increases the levels of NKG2D stress ligands expressed on the tumor cells leading to activation of INB-200. The introduction of the drug-resistant genes is designed to allow INB-200 to survive even when it is administered while TMZ is present even in concentrations above the clinical range. As depicted in in Figure 19 below, concurrent treatment with TMZ causes the direct killing of some tumor cells and immunosuppressive cells while activating gamma-delta T cells, which could lead to stimulating the antitumor activity of INB-200.

Aklylating Agent (TMZ)
Apoptotic
Tumor Cell Death
Tumor Cell
Immune-Mediated
Tumor Cell Death
Stress-Induced
NKG2D Ligands
NKG2D-R
Stress-Induced
Gamma-Delta TCR Ligands
MGMT
Chemo-Protection
Gene
Gamma-Delta TCR
TMZ-Protected Gamma-Delta T Cell

DRI gamma-delta T cell mechanism overview

Figure 19. DeltEx DRI Mechanism of Action Targeting the DNA Damage Response (DDR)

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

Figure 20. Improved Survival Observed in Both TMZ-Sensitive and TMZ-Resistant GBM Models

Separately, we also examined the potential for sequencing chemotherapy and cell therapy, separating gamma-delta T cells from TMZ therapy by 24 hours (condition 1) and outside the effective concentration of TMZ. As shown in Figure 21 below, we observed that in TMZ-sensitive tumors treated with the sequenced regimen, delivery of the DeltEx DRI gamma-delta T cells led to modest improvement in median overall survival of 75 days compared to 60 days with TMZ alone but with no overall survival benefit over TMZ. Conversely, as discussed above, the combined and concomitant delivery of TMZ and DeltEx DRI gamma-delta T cell regimen (condition 2) resulted in 80% of mice surviving beyond 150 days. These results are consistent with our observations in cell lines, in which we observed that treatment with TMZ led to transient increase in the levels of NKG2D stress ligands. We believe the increased expression of these stress ligands, in turn, led to increased cytotoxic activity of the DeltEx DRI gamma-delta T cells. In preclinical studies, we observed that, even in TMZ-resistant tumors, administration of MGMT-modified gamma-delta T cells led to an increase in median and overall survival while sequencing TMZ and gamma-delta T cells showed no benefit.

Figure 21. Histopathology Demonstrates No Residual GBM in Mice

Our Additional Product Candidates

We are also developing a broad portfolio of preclinical programs utilizing the unique biology of gamma-delta T cells in our efforts to achieve our mission of Cancer Zero. INB-300 is a preclinical program focused on developing unique nsCAR-enabled DeltEx product candidates with which we expect to target difficult liquid tumors and extracranial solid tumors. The current generation of CAR-T products on the market and in development seek to destroy specific antigen targets such as CD19, CD20, BCMA, CD33, and CD123 among others and are designed to eliminate tissues expressing the target irrespective of whether they are tumor or healthy tissues. Data from these CD19 CAR-Ts demonstrated that they drive aplasia of the normal and malignant B-cell compartment. This becomes problematic as many selected antigen targets are also expressed on healthy tissues that are crucial for the continuation of life, especially in solid tumor cancers. Our gamma-delta based nsCAR technology is focused on addressing this challenge of preserving healthy tissue in various solid and liquid tumors. Our nsCAR platform uses the innate immune recognition of gamma-delta T cells to distinguish between tumor and healthy tissue, offering a targeted and potentially less toxic approach. These constructs utilize the CAR to localize to the target tumor cells and T cell activation is triggered by the endogenous receptors of the gamma-delta T cell including NKG2D, CD16, toll-like receptors, and gamma-delta TCR among others to actually induce killing of the target tumor cells. The nsCAR platform has demonstrated a greater than 15x difference in killing between leukemic cells and healthy B cells (E:T ratio=2:1, 79.7% versus 5.2%) when both express the CD19 target antigen. The nsCAR platform can also be engineered to express the cytokine interleukin-15 (IL-15) to enhance cellular persistence and the ability to target and kill tumor cells over time. At the AACR Annual Meeting in 2024, we presented data of an nsCAR targeting CD33 and co-expressing IL-15 for AML. Initial cytotoxicity data demonstrated ns33CAR+IL-15 killing of approximately 9.5% against normal CD34+ hematopoietic progenitor cells ("HPCs") versus an average of approximately 63.2% killing against the MOLM-13 AML cell line, a 6.7x difference at an E:T ratio of 8:1. We believe that the platform has the potential to broaden the utilization of CAR technology for previously “undruggable” solid and liquid tumor targets. Additional internal programs are focused on advanced manufacturing methodologies such as iPSCs and on logical combinations with other therapies approved by the FDA.

INB-300: Non-Signaling CAR Gamma-Delta T Cells

INB-300 is our DeltEx nsCAR gamma-delta T cell preclinical product candidates that combine our expertise in gamma-delta T cells and a novel CAR directed against novel antigen targets. While we have developed a classical signaling CAR-T construct which is cytotoxic, we have also designed novel nsCAR constructs that omit the CD3z signaling domain. This nsCAR allows the modified gamma-delta cells to better traffic to the tumor cells expressing an antigen targeting receptor but maintains their endogenous receptors that recognize cellular stress ligands. This enables the cells to utilize their full range of antitumor killing receptors to recognize and kill tumor cells, rather than over-riding these functions and restricting them to recognizing a single antigen transmitted through the CAR, which is typical in a classical signaling CAR. This non-signaling strategy also incorporates a significant safety advantage in that off-target CAR binding of cells that are not expressing high levels of NKG2D or TCR antigens, i.e., healthy normal tissue, would not result in activated cell killing and thus avoid an unintended cytotoxic response as shown in Figure 22 below, published in the Nature.com article “T cells without limitation” in March 2023.

Figure 22. INB-300, a DeltEx Non-Signaling CAR Constructs

Additionally, this CAR construct can also incorporate the gene for MGMT from our DeltEx DRI candidate or designed to also secrete cytokines such as IL-15. Thus, such nsCAR constructs can be designed to confer chemotherapy-resistance, cytokine secretion and tumor-targeting capability to transduce gamma-delta T cells. Early data show that our new constructs are capable of serial killing of cancer cells, generated synergies with significantly greater CD69 activation than expected from the activity of a single antigen binding domain as well as increased persistence as shown in Figure 23 below.

Figure 23. INB-300 – ns-dCAR-mb15 Enhanced Cytotoxicity against AML

To date, we have created nsCAR constructs against antigens, including the peptide chlorotoxin ("CLTX"), which is expressed on GBM and other solid tumors, and the leukemia antigen targets CD19 and CD33. Early proof-of-concept data demonstrating the ability of our nsCAR constructs to distinguish between tumors and healthy tissue were presented at the AACR Annual Meeting in 2023 and at our R&D Day in October 2023. The nsCAR platform has demonstrated a greater than 15x difference in killing between leukemic cells and healthy B cells (E:T ratio=2:1, 79.7% versus 5.2%) when both express the CD19 target antigen as shown below in Figure 24.

UTD-γδT vs ns19CAR-γδT
48h co-culture
K562
B-PBMC
Nalm6
Cell-mediated Cytotoxicity
100
80
60
40
20
0
0.25
0.50
1.00
2.00
4.00
E/T Ratio
Batch
A
B
Effector
UTD
ns19CAR

Source: IN8bio, Inc. as presented AACR 2023

Figure 24. INB-300 – ns19CAR γδ T vs. Leukemias: Normalized Results

At our R&D Day and at the 2024 AACR conference in April 2024, we presented the initial data of an nsCAR targeting CD33 and co-expressing IL-15 for AML, as shown in Figure 25 below. Initial cytotoxicity data demonstrated ns33CAR+IL-15 killing of approximately 3% against CD34+ HPCs versus an average of approximately 65% killing against three separate AML cell lines at an E:T ratio of 8:1.

Figure 25. INB-300 – ns33CAR-CAR-γδ T vs. AML and Healthy donor CD34+ HSPCs

INB-500: Induced Pluripotent Stem Cell (iPSC) Derived Gamma-Delta T cells

In May 2022, we unveiled the expansion of our DeltEx platform capabilities to include induced pluripotent stem cell derived gamma-delta T cells. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cell therapies. Allogeneic cell therapies offer two distinct and mutually exclusive potential benefits: (i) the ability to treat a cancer patient with cells derived from a younger, healthy individual that likely has greater killing ability, or cytotoxicity, and (ii) the potential ability to replicate multiple billions of cells to treat multiple patients from a single clone derived from a single donor that can be stored and delivered “off-the-shelf.” We are testing these potential benefits separately. While our INB-100 program will test and compare the activity of autologous versus allogeneic cells, there remain limits to the expansion capabilities of primary derived gamma-delta T cells due to telomere shortening with every replication cycle. To overcome these limits, we have advanced INB-500, our gamma-delta T cell program based on cells derived from iPSCs.

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

INB-600: Gamma-Delta T Cell Engager

Our proprietary and internally developed gamma-delta TCE recognizes pan gamma-delta T cell and is not limited to a single gamma-delta T cell subset. INB-600 has the potential to expand and activate gamma-delta T cells broadly, including both the Vd1+ and Vd2+ subsets. This combines the advantages of Vd2-mediated antigen presentation and immunosurveillance, along with the long-term durability and potential tissue resident characteristics of Vd1+ T cells. This potentially maximizes both immediate and sustained immune responses, leveraging the natural cytotoxic properties of gamma-delta T cells as represented in Figure 26 below. In March 2025 we announced a preliminary preclinical program in INB-619, a gamma-delta TCE targeting CD19 for both oncology and autoimmune diseases. We have demonstrated that a CD19 targeted gamma-delta TCE can eradicate

B cells in preclinical models, maintaining depletion as gamma-delta T cells expand in response to TCE stimulation. This program potentially fulfills a significant unmet need for a therapy that provides deep B cell depletion, ease of delivery with no required lymphodepletion and one with improved safety and tolerability. We expect to present additional preliminary preclinical data at a medical meeting in spring 2025.

IFNγ
TNFα
Target
γδ TCR
NKG2D-L
Granzyme,
Perforin,
Granulysin
γδ T
NKG2D-R
Lytic
Immune
Synapse
Targeted
Lysis
γδ T
Expansion

Figure 26. INB-600 – Gamma-delta T Cell Engager

License Agreements

Exclusive License Agreement with Emory University, Children’s Healthcare of Atlanta, Inc. and The UAB Research Foundation

In June 2016, we entered into an Exclusive License Agreement with the Emory University, Children’s Healthcare of Atlanta, Inc. and The UAB Research Foundation ("UABRF"), as amended from time to time, which we refer to as the Emory license agreement. We amended the Emory license agreement in October 2017 and July 2020. Under the Emory license agreement, we obtained an exclusive worldwide license under certain immunotherapy-related patents and know-how related to gamma-delta T cells developed by the Emory University, Children’s Healthcare of Atlanta, Inc. and UABRF’s affiliate, UAB, to develop, make, have made, use, sell, import and otherwise commercialize products that are covered by such patents or otherwise incorporate or use the licensed technology. Such exclusive license is subject to certain rights retained by these institutions and also the U.S. government.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our current product candidates. We currently rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, active pharmaceutical ingredients, lentiviral vectors and finished product for our preclinical research and clinical trials. We have agreements with multiple GMP cell therapy laboratory facilities to manufacture product candidates for our Phase 1 and Phase 2/3 clinical trials. The multi-year agreements allow our medical technologists direct access to the facilities to assist and operate alongside the GMP facility staff. The agreements provide for manufacturing on a per-patient basis. We intend to enter into agreements with third-party manufacturers and/or facilities for future production. We are analyzing the feasibility and costs of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

The field of gamma-delta T cells is growing rapidly. Our known competitors in the field of allogeneic and gamma-delta T cell therapy include Acepodia USA, Adaptimmune Therapeutics plc, Adicet Bio, Inc., Allogene Therapeutics, Inc., American Gene Technologies International Inc., Astellas Pharma US, Inc., Avalon Globocare Corp., Beroni Group Ltd, Century Therapeutics, Inc., Creative Biolabs, CytoMed Therapeutics Pte Ltd, Editas Medicine, Inc., Enochian BioSciences, Inc., Eureka Therapeutics, Inc., Expression Therapeutics, Inc., ImCheck Therapeutics SAS, Immatics Biotechnologies GmbH, Johnson & Johnson Innovative Medicine, a division of Johnson & Johnson, Kiromic Biopharma, Inc., LAVA Therapeutics N.V., Leucid Bio Ltd, OneChain Immunotherapeutics, S.L., OverT Bio, Inc., PersonGen BioTherapeutics (Suzhou) Co., Ltd., PhosphoGam Inc., Regeneron Pharmaceuticals, Inc., Sandhill Therapeutics, Inc., Shattuck Labs, Inc., Takeda Pharmaceuticals USA, Inc., TC BioPharm Limited, and The Bristol-Myers Squibb Company, several of which have initiated clinical trials. Our gamma-delta T cell product candidates may also compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T cells and dendritic cells.

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

We anticipate that we will face intense and increasing competition as new therapies enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Intellectual Property

Overview

We actively seek to protect our proprietary technology, inventions, improvements to inventions and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on future in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of cellular therapy that may be important for the development of our business. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent-term extensions where available.

As of December 31, 2024, we owned, co-owned or exclusively licensed four issued U.S. patents, seven issued European patents, sixteen other issued foreign patents, 10 pending U.S. applications, two pending PCT applications and 37 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

INB-100

Pursuant to the UABRF license agreement, we have licensed one U.S patent application, one issued European patent (which has been widely validated in Europe), one issued Japanese patent, one issued Singaporean patent, one issued Australian patent, one issued Israeli patent and seven foreign national-stage applications. These patents and applications contain claims or supporting disclosures directed to methods of HSCT and treating diseases of interest using INB-100. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2036, without accounting for potential patent term extensions and adjustments.

We also own one pending PCT application that contains claims or supporting disclosures directed to additional methods of HSCT and treating diseases of interest using INB-100. Patents issuing from this patent application, if any, are expected to expire in 2044, without accounting for potential patent term extensions and adjustments.

INB-200 and INB-400

Pursuant to the Emory license agreement, we have licensed two issued U.S. patents, three issued European patents (each which have been widely validated in Europe) and two U.S pending patent applications. These patents and applications contain claims or supporting disclosures directed to the INB-200 and INB-400 composition of matter and to methods of treating diseases of interest using INB-200 and INB-400. Issued patents and patents issuing from the pending applications, if any, are expected to expire in 2030, without accounting for potential patent term extensions and adjustments.

INB-200/INB-400 and Immune Checkpoint Inhibitor Combination Therapy

We co-own one pending U.S. patent application, one issued European patent, one issued Japanese patent, one issued Korean patent, one issued Australian patent, one issued New Zealand patent, and four other national stage patent applications with The UAB Research Foundation. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 and INB-400 in combination with immune checkpoint inhibitor therapies. Issued patents and patents issuing from the patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

INB-200/400 and PARP Inhibitor Combination Therapy

We co-own one pending U.S. patent application and eight other foreign national stage applications with The UAB Research Foundation that contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 and INB-400 in combination with PARP inhibitor therapies. Patents issuing from these patent applications, if any, are expected to expire in 2039, without accounting for potential patent term extensions and adjustments.

INB-300

Pursuant to the UABRF license agreement, we have also licensed one issued U.S. patent, one issued Israeli patent, one issued Chinese patent, one issued Korean patent, one pending U.S. patent application and eight foreign national-stage applications, including a European regional phase application. These patents and patent applications contain claims or supporting disclosures directed to the INB-300 composition of matter and to methods of treating diseases of interest using INB-300. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

We also own one pending U.S. application and four foreign national patent applications that contains claims or supporting disclosures directed to additional INB-300 compositions and to methods of treating diseases of interest. Patents issuing from these patent applications, if any, are expected to expire in 2042, without accounting for potential patent term extensions and adjustments.

In addition, we own one pending PCT application that contains claims or supporting disclosures directed to further INB-300 compositions and to methods of treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2044, without accounting for potential patent term extensions and adjustments.

INB-500

We own one pending U.S. application, a pending European regional phase application and a pending Canadian application that contains claims and supporting disclosures for methods of generating, producing and genetically modifying iPSC gamma-delta T cells and to methods of use including treating diseases of interest. Patents issuing from these patent applications, if any, are expected to expire in 2043, without accounting for potential patent term extensions and adjustments.

INB-600

We own provisional filings on the proprietary T Cell Engager technology, structure, mechanism, potential applications and uses.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office (the "USPTO"), delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

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
•
approval by an independent Institutional Review Board ("IRB"), or ethics committee at each treatment site before the trial is commenced;
•
performance of adequate and well controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a biologics license application ("BLA"), after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices ("GCP"); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee ("IBC"), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS"), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Regenerative medicine advanced therapy ("RMAT"), designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services ("HHS"), (such as the Office of Inspector General and the Health Resources and Service Administration), the Department of Justice (the "DOJ"), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing activities and scientific/educational grant programs must have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, transparency laws, the health information privacy and security laws, and similar state laws, each as amended, as applicable.

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

The federal false claims laws, including the False Claims Act (FCA"), which can be enforced by private citizens through civil qui tam actions and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Additionally, companies have been prosecuted for, among other things, causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

The Health Insurance Portability and Accountability ("HIPAA") created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In the ordinary course of our business, we process personal data and other sensitive information. Accordingly, we may be subject to data privacy and security obligations, including federal, state, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 ("CCPA"), the Canadian Personal Information Protection and Electronic Documents Act ( the "PIPEDA"), the European Union’s General Data Protection Regulation 2016/679 ("EU GDPR"), and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act (the "Sunshine Act"), within the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In addition, many states and foreign jurisdictions have enacted analogous versions of these laws. For example, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Further, some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 ("CCPA"), provides new data privacy rights for consumers and new operational requirements for companies. Under the CCPA, covered businesses must provide specific disclosures related to a business’s collection, use, and disclosure of personal data, including identifiable health information, and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to correct the individual’s personal data, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties (of up to $7,500 per violation) and a private right of action for data breaches which may include an award of statutory damages. The CCPA also gives California residents the ability to limit use of certain sensitive personal data, establishes restrictions on personal data retention and establishes enforcement authority in the California Privacy Protection Agency.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA"), was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013. Additionally, due to subsequent legislative amendments to the statute, the reductions will stay in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began taking effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Congress is also considering drug pricing as part of other health reform initiatives.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”), to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

Further, at the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (the "FCPA"), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Human Capital

As of December 31, 2024, we had 18 full-time employees, of whom 14 were primarily engaged in research and development activities. A total of 7 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures will be included on our website under the “Investors & News” section.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

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
•
The report of our independent registered public accounting firm for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our President and Chief Executive Officer ("CEO"), and Dr. Lawrence Lamb, our Chief Scientific Officer, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
•
Our (or the third parties with whom we work) actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, standards and other obligations could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
•
If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
•
Unstable market and economic conditions, including as a result of interest rate volatility, inflation expectations, bank closures, public health crises or geopolitical tensions, such as the Russia-Ukraine and/or the Israel-Hamas wars, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.

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

Our existing cash of $11.1 million as of December 31, 2024 is expected to fund our operations into March 2026. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. For example, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

As of December 31, 2024, we had 6,221,094 pre-funded warrants, 11,803,829 Series A warrants, 11,823,829 Series B warrants, and 31,343,158 Series C warrants outstanding. The pre-funded warrants have an exercise price of $0.0001 per share. Certain of the Series A warrants, as amended (the “Amended Series A warrants”), have an exercise price of $0.45 per share. The remainder of the Series A warrants (the “Unamended Series A warrants” and, together with the Amended Series A warrants, the “Series A warrants”) have an exercise price of $1.25 per share. The Series B warrants have an exercise price of $1.50 per share. The Series C warrants have an exercise price of $0.27 per share.

The Series A warrants are exercisable immediately. The Unamended Series A warrants will expire on June 13, 2025 and the Amended Series A warrants will expire on October 4, 2025. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series C warrants are exercisable immediately and will expire on October 4, 2025.

We may receive up to an aggregate of $31.2 million from the exercise of the Series A, Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants. To date 1,412,658 Series C warrants have been exercised for net proceeds of $0.4 million.

The report of our independent registered public accounting firm for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the years ended December 31, 2024 and 2023, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $30.4 million and $30.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $121.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, INB-100, in our ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized. Additionally, we announced in September 2024 that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities, if any, for the program. We would require substantial additional funds to recommence this trial.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-200 and INB-100 are our only product candidates currently in clinical trials. In September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program, if any. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

For example, although we have undertaken Phase 1 clinical trials for INB-200 and INB-100, and have determined the recommended RP2D for the Phase 2 trial of INB-100, the FDA has not yet made any determination regarding safety and efficacy of either product candidate in the targeted indications. Further, our novel approaches to immune cell therapies are unproven and as such, the cost and time needed to develop our product candidates is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our product candidates, we may decide to delay or abandon clinical development of such product candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-100 and INB-200 product candidates, as well as our additional drug-resistant immunotherapy ("DRI") gamma-delta T cell preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-100, INB-200 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in "Risks Related to Manufacturing and our Dependence on Third Parties," including "—Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved."

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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of AML, and our manufacturing process is predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 as of January 17, 2025. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. The grade 1/2 GvHD that we have observed has been responsive to steroid treatment, and we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response. Recent competitor data presented at ASCO 2024 demonstrated that persistence of donor derived cells are correlated with levels of HLA matching and they are now advancing their programs to be haploidentical matched as we have in our INB-100 program. If it becomes apparent through preclinical testing or additional clinical trials that such HLA matching is always required, a future "off-the-shelf" product may not be attainable, which could prevent or delay the further advancement of "off-the-shelf" product candidates and adversely affect our business and future development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, our ongoing trials for INB-100 and INB-200 involve studying a relatively small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

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

Further, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may be delayed in obtaining marketing approval, or not obtain marketing approval at all, obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, and/or have regulatory authorities withdraw or suspend their approval or impose restrictions on distribution in the form of a modified REMS, among other results. We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

Additionally, the FDA or an independent institutional review board ("IRB") may also suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice ("GCP") regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on clinical research organizations ("CROs") and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance.

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

To date, we have only tested INB-100, INB-200 and INB-400 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing at a limited number of sites. To date, our clinical trials have been run at academic/tertiary care centers. As we continue developing our lead product candidates and initiate multi-center clinical trials of our product candidates, including potentially at community hospitals, SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

We have previously announced our goals for potentially submitting additional INDs for INB-100 and INB-400. We have suspended enrollment for INB-400 as we seek potential partnerships for this program. We may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

In April 2023, we received orphan drug designation for the autologous and allogeneic IND-400 product candidate, covering a broad range of malignant glioma treatments, including newly diagnosed glioblastoma. We may continue to seek orphan drug designation for one or more of our current or future product candidates, including INB-100 or its successor. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. As previously announced, we received such orphan drug designation for both INB-400 autologous and allogeneic products for malignant gliomas in April 2023. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Some of our product candidates, including INB-200 and INB-300, as well as our suspended INB-400 program, are genetically engineered human cells, and the process of manufacturing such product candidates, as well as the lentiviral vectors, is complex, highly regulated, variable and subject to numerous risks. Manufacturing our product candidates involves harvesting cells from a donor, isolating cells via leukapheresis, activating and expanding the gamma-delta T cells, cryopreservation, testing, storage and eventually shipment and infusion of the cell product into the patient’s body.

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

Our gamma-delta T cell products for INB-100 and INB-200, as well as our suspended INB-400 program, are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. Our current supply of vectors will cover approximately 189 patients after a large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

Additionally, the FDA or other regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by investigator-sponsored trials or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals.

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

For example, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities. The FDA resumed on-site inspections subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in the past. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 10, License Agreements, in our financial statements contained elsewhere in this Annual Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of December 31, 2024, we owned, co-owned or exclusively licensed four issued U.S. patents, seven issued European patents, 16 other issued foreign patents, 10 pending U.S. applications, two pending PCT applications and 37 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the "America Invents Act"), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

We are highly dependent on our co-founders, President and CEO, William Ho, and our Chief Scientific Officer, Dr. Lawrence Lamb. Each of them may currently terminate their employment with us at any time. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2024, we had 18 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may explore strategic collaborations that may not have the intended benefits or never materialize, or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

We may enter into strategic partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our product candidates that we believe will complement or augment our business. For example, our business strategy includes broadening our DeltEx platform by exploring strategic partnerships that maximize the potential of our gamma-delta T cell programs. Additionally, we are exploring partnership opportunities for the INB-400 Phase 2 clinical program. As a result, we intend to periodically explore a variety of possible strategic partnerships in an effort to gain access to additional product candidates or resources. These strategic partnerships may include partnerships with large strategic partners. At the current time, however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, if any at all. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing them, including:

•
expenditure of substantial operational, financial and management resources;
•
dilutive issuances of our securities;
•
substantial actual or contingent liabilities; and
•
termination or expiration of the arrangement, which would delay the development and may increase the cost of developing our product candidates.

Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for INB-300, INB-400, INB-600 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite data and/or potential to demonstrate safety and efficacy. Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial or abandon a product candidate, which could negatively impact our development efforts. We cannot be certain that we would achieve the revenues or specific net income that justifies such strategic partnerships. Additionally, strategic partners may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position and operations.

If our information technology systems, or those of the third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of our product development programs and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties with whom we work process sensitive information, and as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Our internal computer systems, cloud-based computing services and those of any third parties with whom we work are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by A.I., natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer "hackers," threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. We also face increased cybersecurity risks due to the number of our employees who are working remotely, which creates additional opportunities for cybercriminals to exploit vulnerabilities and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If any of the previously identified or similar threats were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our sensitive information or other similar disruptions. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. In addition, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security incidents could lead to material adverse consequences, including but not limited to: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data and clinical trial data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of clinical trial data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2024.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws. health information privacy laws, transparency laws, and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business—Government Regulation" in our Annual Report.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("collectively, the ACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Since its enactment, however, there have been executive, judicial and Congressional challenges and amendments to the ACA. It is unclear how any such challenges, and the healthcare reform measures of the Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the outcomes of the recent U.S. Presidential and Congressional elections. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

Our (or the third parties with whom we work) actual or perceived failures to comply with applicable data privacy and security obligations, including laws, regulations, contractual obligations, industry standards and other obligations could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations governing the processing of personal data and other sensitive information, such as information that we collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to process sensitive information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or the third parties with whom we work to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of sensitive information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (i.e., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to data privacy and security requirements under the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, "HIPAA"). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the "CCPA"), imposes obligations on covered businesses regarding the personal data of consumers, business representatives, and employees who are California residents, and requires business to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA allows for statutory fines for noncompliance and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have enacted data privacy laws as well. Similar laws have been enacted or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, which could further complicate compliance efforts.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify affected individuals or regulators in the event of unauthorized access to or disclosure of personal data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and can be costly. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. We are, and may in the future become, subject to certain industry standards, or we may elect to comply with such standards.

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

In addition, certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, which increases the cost and complexity of doing business.

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

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, whitepapers, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Although we work to comply with applicable data privacy and security laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties with who we work to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, or adversely affect our business and results of operations. For example, we may experience adverse consequences such as interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations; government enforcement actions (i.e., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On August 6, 2024, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share (the “Minimum Bid Price Requirement”) for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days, or until February 3, 2025, to regain compliance with the minimum bid price requirement. On February 7, 2025, we transferred to The Nasdaq Capital Market, and we were afforded an additional 180 calendar day compliance period, or until August 4, 2025 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

We are assessing all options to regain compliance. At our annual stockholders’ meeting, we have the option to ask our stockholders to approve a reverse stock split in an amount that would satisfy Nasdaq listing requirements. Reverse stock splits are often perceived negatively and announcements of or implementation of a reverse split may cause the market price of our common stock to decline. Reverse stock splits require the approval of a majority of the votes cast by the stockholders entitled to vote thereon at a stockholder meeting. A reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement.

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

Based upon shares of our common stock outstanding as of March 10, 2025, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 38% of our outstanding common stock as of the date of this Annual Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, elevated interest rates, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Our general business strategy may be materially or adversely impacted by if these unpredictable and unstable market conditions continue. Additionally, the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Additionally, the introduction of or changes in tariffs or trade barriers, such as the enactment of tariffs on goods imported into the United States, including, but not limited to, proposed tariffs on goods imported from China, Mexico and Canada, could also increase our expenses. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of inflation expectations, recent bank closures, the changing interest rate environment, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We currently have research coverage by a few industry or financial analysts and may never obtain additional coverage. Equity research analysts may elect not to provide research coverage of our common stock or may drop coverage and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have additional equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares, reduce their price-targets, or issue other unfavorable commentary or research about us. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

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

Our information security function is led by our third party security consultant ("IT consultant") with whom we have worked since formation, and it helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example automated tools, subscribing to reports and services that identify certain cybersecurity threats, conducting threat assessments for internal and external threats, engaging third parties for threat assessments, and conducting assessments to identify vulnerabilities. Our assessment and management of material risks from cybersecurity threats are integrated into our risk management processes. For example, our IT consultant and certain management, including our CFO, evaluate material risks from cybersecurity threats against our overall business objectives and our CFO periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the rick factor entitled "If our information technology systems, or those of the third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of our product development programs and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences."

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the CFO, the Chief Operating Officer ("COO") and the IT consultant having over 30 years of information security experience. The CFO and COO each have over 10 years of experience in roles with responsibility for overseeing information technology and security functions.

Our CFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CFO, COO and CEO, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee for certain cybersecurity incidents.

The audit committee receives periodic reports from our CFO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

We lease approximately 3,900 square feet of office space for our principal executive offices in New York, New York, under an operating lease that expires on February 28, 2027, with no renewal option. We are also leasing approximately 18,000 square feet of space located in the Martin Biscuit Building in Birmingham, Alabama. The lease is a 68-month term, expiring on October 31, 2029 and has an option for a five-year extension. We developed approximately 5,250 square feet of this space as laboratory space, as well as approximately 3,700 square feet as office and conference space. Our Birmingham facilities are both located within Qualified Opportunity Zones as defined in Section 1400Z-2 of the Internal Revenue Code. We will seek to use commercially reasonable efforts to expand our facilities within Qualified Opportunity Zones, as long as it remains consistent with the best interests of the Company. We believe that our facilities are adequate to meet our current needs and that additional space can be obtained on commercially reasonable terms as needed.

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

Holders

As of March 10, 2025, there were approximately 41 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers (“TCEs”) for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate tumor and targeted cells. To date, we have conducted two main investigator-sponsored Phase 1 clinical trials to test our gamma-delta T cell technologies in cancer patients. INB-100 tests our DeltEx Allogeneic (“Allo”) gamma-delta T cells in older patients with high-risk leukemias undergoing haploidentical stem cell transplantation (“HSCT”) and INB-200 tested our DeltEx Drug Resistant Immunotherapy (“DRI”) in newly diagnosed glioblastoma (“GBM”) patients. Both trials have demonstrated long-term durable remissions with patients remaining alive and remission for greater than three years.

INB-400 is the corporate sponsored investigational new drug application (“IND”) for the Phase 2, multi-center clinical trial for our DeltEx DRI technology for the treatment of newly diagnosed GBM. While the IND remains open and we continue to treat any enrolled patients, in September 2024 we suspended enrollment of additional patients due to cash resource allocations. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States. We will continue to follow any treated patients for safety, progression-free survival ("PFS") and overall survival ("OS") with preliminary data to be reported in 2025. We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and can be applied to multiple solid tumor types. We are seeking alternative funding sources and strategic opportunities to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

Most recently we introduced INB-600, our proprietary and internally developed TCE platform. This technology represents a potentially revolutionary advancement in immunotherapy, harnessing the power of gamma-delta T cells through a distinctive mechanism that optimizes effector function and targeted cytotoxicity. We believe INB-600 positions us with a promising candidate for a range of potential applications, from solid tumors to autoimmune diseases, with the goal of offering a comprehensive approach to immune system modulation and disease treatment. We have demonstrated that a CD19 targeted gamma-delta TCE can eliminate the targeted cells in a dose-dependent manner. We expect to present additional preliminary preclinical data at a medical meeting in spring 2025.

We also have a portfolio of preclinical programs in development. These include INB-300, which is applicable to both solid and liquid tumors using a targeted non-signaling gamma-delta T cell based chimeric antigen receptor (“nsCAR”) construct and INB-500 which encompasses our ability to produce gamma-delta T cells from iPSCs. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cell therapies. For INB-300 we presented additional preclinical data demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123. This data, presented at the American Association for Cancer Research ("AACR") Annual Meeting in 2024, demonstrated the ability of our nsCAR constructs to distinguish between tumor tissue and healthy tissue. We plan to continue to optimize the nsCAR construct for advancement towards animal models, IND enabling studies and opportunities for potential partnership .

2024 Private Placement

In October 2024, we issued and sold units, comprised of an aggregate of 25,696,305 shares of our common stock, 5,646,853 pre-funded warrants to purchase one share of common stock (the “2024 Pre-Funded warrants”) and 31,343,158 Series C warrants to purchase one share of common stock (the “Series C warrants”), for net proceeds of $11.2 million, after deducting private placement fees and expenses (the "2024 Private Placement"). The closing of the 2024 Private Placement occurred on October 4, 2024. The 2024 Pre-Funded warrants have an exercise price of $0.0001 and the Series C warrants have an exercise price of $0.27 per share. Each 2024 Pre-Funded Warrant is exercisable immediately and remains exercisable until exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of a 2024 Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded warrants terms. Each Series C warrant is exercisable immediately and will expire on October 4, 2027. On November 4, 2024 we filed a registration statement on Form S-3 to register for resale the shares of common stock and the common stock underlying the 2024 Pre-Funded warrants and Series C warrants.

In connection with the closing of the 2024 Private Placement, we amended certain of our outstanding series A common stock purchase warrants (the “Amended Series A warrants”), representing approximately 11,714,076 shares of our Common Stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of such Amended Series A warrants to October 4, 2025.

2023 Private Placement

In December 2023, we issued and sold an aggregate of 11,823,829 units comprising (i) (a) one share of our common stock, par value $0.0001 per share, or (b) one pre-funded warrant to purchase one share of common stock (the “2023 Pre-Funded Warrants”), and, in each case, (ii) one Series A warrant to purchase one share of common stock (the “Series A Warrants”), and (iii) one Series B warrant to purchase one share of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “2023 Warrants”) (the “2023 Private Placement” and, together with the 2024 Private Placement, the “Private Placements”). In connection with the 2023 Private Placement, we issued an aggregate of 11,249,588 shares of common stock, 574,241 2023 Pre-Funded Warrants, 11,823,829 Series A Warrants and 11,823,829 Series B Warrants. The 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded Warrant is exercised in full. The Amended Series A Warrants, have an exercise price of $0.45 per share. The remainder of the Series A warrants (the “Unamended Series A Warrants”) have an exercise price of $1.25 per share. The Series B Warrants have an exercise price of $1.50 per share, are exercisable immediately and will expire on December 13, 2028. The units were sold at a purchase price of $1.22 per unit, for an aggregate initial net proceeds of $13.5 million, after deducting private placement fees and expenses. The closing of the 2023 Private Placement occurred on December 13, 2023. On January 12, 2024, we filed a registration statement on Form S-3 to register for resale the common stock and the common stock underlying the 2023 Warrants and the 2023 Pre-Funded Warrants.

Pipeline Prioritization and Workforce Reduction

In September 2024, we implemented a pipeline prioritization by suspending further development on INB-400 and focusing on development of INB-100 and reduced our workforce by approximately 49%, across all functions. In combination with this reduction, the executive management team and the Board also agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024. In connection with the pipeline reprioritization, we suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. We will continue to monitor patients previously treated in the fully enrolled INB-200 clinical trial as well as any patients that have been enrolled and are undergoing treatment in the INB-400 Phase 2 clinical trial.

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offering, our at-the-market ("ATM"), program with Cantor Fitzgerald & Co., ("Cantor Fitzgerald"), and the Private Placements.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $11.1 million as of December 31, 2024, along with $3.7 million in net proceeds from the issuance of equity in February 2025 under the ATM program and $0.4 million from the exercise of a portion of our Series C warrants exercised, is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least twelve months from the date of issuance of these financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization and workforce reduction, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, as of March 10, 2025, we may receive an additional $5.4 million and $8.1 million in aggregate proceeds if the holders of our Series A warrants and Series C warrants exercise their warrants, respectively. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from the Private Placements or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see “—Liquidity” below.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; director and officer insurance expenses as a publicly traded company; and facility-related expenses, which include shared expenses for rent and maintenance of facilities and other operating costs not included in research and development.

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

Severance and related charges

Severance and related charges include one-time costs related to the September 2024 workforce reduction, including severance payments and stock-based compensation expense resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees.

Interest Income

Interest income includes interest earned from certain bank accounts.

Other Income

We entered into a non-recurring contractual arrangement in early 2023 with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in their research activities.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$16,962	$16,827	$135
General and administrative	12,637	13,510	(873)
Severance and related charges	1,068	—	1,068
Total operating expenses	30,667	30,337	330
Interest income	230	—	230
Other income	—	330	(330)
Loss from operations	(30,437)	(30,007)	(430)
Net loss	$(30,437)	$(30,007)	$(430)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct research and development expenses:
INB-100	$913	$475	$438
INB-200	451	1,022	(571)
INB-400	4,677	3,631	1,046
Unallocated expenses
Preclinical	216	105	111
Personnel expenses (including stock-based compensation)	7,674	8,483	(809)
Facility-related and other	3,031	3,111	(80)
Total research and development expenses	$16,962	$16,827	$135

Research and development expenses were $17.0 million for the year ended December 31, 2024, compared to $16.8 million for the comparable prior year period. The increase was primarily due to increases in direct costs related to our clinical trials of $0.9 million, primarily related to our INB-100 and INB-400 programs, partially offset by a decrease in our INB-200 program and preclinical spend of $0.1 million. The increase was partially offset by a decrease of $0.8 million in personnel-related costs, primarily related to a decrease in bonuses of $1.0 million, partially offset by an increase in salaries and benefits of $0.2 million. Facility-related and other expenses decreased $0.1 million. As a result of our pipeline prioritization announced in September 2024, future clinical work on INB-400 has been suspended.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the year ended December 31, 2024, compared to $13.5 million for the comparable prior year period. The decrease of $0.9 million was primarily due to decreases in insurance costs due to cost savings related to D&O insurance premiums, professional services, and salaries, partially offset by an increase in legal and consulting expenses.

Severance and related charges

Severance and related charges were $1.1 million for the year ended December 31, 2024, compared to zero for the comparable prior year period. The increase of $1.1 million was due to one-time costs related to the September 2024 workforce reduction, including stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments.

Interest Income

Interest income was $0.2 million for the year ended December 31, 2024. We did not have interest income for the comparable period in the prior year. The increase was due to interest income earned from cash sweep accounts, which we opened during the first quarter of 2024.

Other Income

We did not have any other income for the year ended December 31, 2024. We entered into a non-recurring contractual arrangement in early 2023 with a non-related third party to transfer two lots of our clinical scale, GMP grade gamma-delta T cells, in which the third party utilized the cells in their research activities.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and the Private Placements. Through December 31, 2024, we have raised an aggregate of $132.1 million of gross proceeds from the sale of our securities.

As of December 31, 2024, we had cash of $11.1 million. Our current plan of operation is to execute our business strategy, by advancing clinical development of INB-100, and progressing our other product candidates, including our preclinical pipeline and strengthening our internal research and development capabilities. Additionally we are actively seeking potential collaborative partners for INB-400 and our earlier stage assets. Based on this business strategy, our existing cash as of December 31, 2024 plus net proceeds of $3.7 million from the issuance of equity under the ATM program raised in February 2025 and $0.4 million from the exercise of a portion of our Series C warrants, is only expected to fund the projected operating expenses and capital expenditure requirements into March 2026.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement"), with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the year ended December 31, 2024, we sold an aggregate of 3,479,623 shares of common stock under the ATM program, resulting in net proceeds of approximately $3.8 million, after deducting underwriting discounts. As of March 10, 2025 $11.0 million remained available for the sale of our common stock under the ATM program.

As of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Outstanding Warrants

As of December 31, 2024, we had issued and outstanding 574,241 2023 Pre-Funded warrants, 5,646,853 2024 Pre-Funded warrants, 11,803,829 Series A warrants (subject to amendment as described below), 11,823,829 Series B Warrants, and 31,343,158 Series C warrants. The 2023 Pre-Funded Warrants and the 2024 Pre-Funded warrants have an exercise price of $0.0001 per share and do not expire. The Amended Series A Warrants, have an exercise price of $0.45 per share. The Unamended Series A warrants have an exercise price of $1.25 per share. The Series B warrants have an exercise price of $1.50 per share. The Series C warrants have an exercise price of $0.27 per share. The Series A warrants are exercisable immediately. The Unamended Series A Warrants will expire on June 13, 2025 and the Amended Series A Warrants will expire on October 4, 2025. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series C warrants are exercisable immediately and will expire on October 4, 2027.

As of March 10, 2025, we may receive up to an aggregate of $13.5 million of gross proceeds from the exercise of the Series A and Series C warrants, assuming the exercise in full of all of the warrants for cash. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $17.7 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. See Note 8, Warrants, for additional information.

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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions such as the Israel-Hamas war and the Russia-Ukraine war, any future tariffs enacted by the U.S. government and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from uncertain economic conditions including inflation expectations and interest rates, uncertainties arising as a result of the change in U.S. federal administration, bank failures, public health crises such as the COVID-19 pandemic, any potential for avian influenza or similar outbreak and other geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of December 31, 2024 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of December 31, 2024, we had fixed lease payment obligations of $6.1 million, with $2.2 million payable within 12 months. See Note 14, Equipment and Facility Leases, for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(24,149)	$(23,340)
Net cash used in investing activities	(187)	(600)
Net cash provided by financing activities	14,184	27,044
Net increase (decrease) in cash	$(10,152)	$3,104

Operating Activities

Cash used in operating activities was $24.1 million during the year ended December 31, 2024, primarily due to our net loss of $30.4 million, partially offset by our non-cash charges of $7.7 million. Increases in our non-cash charges consisted primarily of $5.0 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $1.7 million in amortization of operating and financing leases, and $1.0 million in depreciation expense. The non-cash charges were offset by a decrease of $1.4 million in changes in operating assets and liabilities.

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

Investing Activities

Cash used in investing activities was $0.2 million during the year ended December 31, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Cash used in investing activities was $0.6 million during the year ended December 31, 2023, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $14.2 million during the year ended December 31, 2024, primarily due to $11.2 million in net proceeds received from the 2024 Private Placement and $3.8 million in net proceeds received from our ATM program, offset by $0.8 million in principal payments of finance leases.

Cash provided by financing activities was $27.0 million during the year ended December 31, 2023, primarily due to $14.4 million in proceeds received from our ATM program and $13.5 million in proceeds received from the 2023 Private Placement, offset by $0.8 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

We did not adopt any new accounting guidance during the year ended December 31, 2024. As of as of January 1, 2025 we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2025. See Note 15, Segments, in the accompanying notes to the consolidated financial statements for further detail. Additionally, there is no pending accounting guidance that we expect to have a material impact on the financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item, together with the report of our independent registered public accounting firm, appear beginning on page 109 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IN8bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IN8bio, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 13, 2025

IN8BIO, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$11,120	$21,282
Prepaid expenses and other current assets	1,458	3,343
Total Current Assets	12,578	24,625
Non-current assets
Property and equipment, net	2,858	3,514
Construction in progress	—	182
Restricted cash	266	256
Right-of-use assets - finance leases	1,068	1,364
Right-of-use assets - operating leases	3,899	3,513
Other non-current assets	275	255
Total Non-Current Assets	8,366	9,084
Total Assets	$20,944	$33,709
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$389	$924
Accrued expenses and other current liabilities	1,047	2,955
Short-term finance lease liability	694	694
Short-term operating lease liability	953	820
Total Current Liabilities	3,083	5,393
Long-term finance lease liability	295	525
Long-term operating lease liability	3,088	2,854
Total Non-Current Liabilities	3,383	3,379
Total Liabilities	6,466	8,772
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at December 31, 2024 and 2023. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at December 31, 2024 and 2023; 72,483,253 and 43,287,325 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	4
Additional paid-in capital	136,127	116,152
Accumulated deficit	(121,656)	(91,219)
Total Stockholders' Equity	14,478	24,937
Total Liabilities and Stockholders' Equity	$20,944	$33,709

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$16,962	$16,827
General and administrative	12,637	13,510
Severance and related charges	1,068	—
Total operating expenses	30,667	30,337
Interest income	230	—
Other income	—	330
Loss from operations	(30,437)	(30,007)
Net loss	$(30,437)	$(30,007)
Net loss per share – basic and diluted	$(0.57)	$(1.00)
Weighted-average number of shares used in computing net loss per common share – basic and diluted	53,547,030	29,864,932

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	24,545,157	$3	$83,941	$(61,212)	$22,732
Issuance of common stock, net of issuance costs	7,492,580	—	14,380	—	14,380
Issuance of private placement common stock, net of issuance costs	11,249,588	1	10,183	—	10,184
Issuance of private placement warrants, net of issuance costs	—	—	3,278	—	3,278
Stock-based compensation expense	—	—	4,370	—	4,370
Net loss	—	—	—	(30,007)	(30,007)
Balance at December 31, 2023	43,287,325	4	116,152	(91,219)	24,937
Issuance of common stock, net of issuance costs	3,479,623	—	3,816	—	3,816
Issuance of common stock upon exercise of Series A warrants, net of issuance costs	20,000	—	25	—	25
Issuance of private placement common stock, net of issuance costs	25,696,305	3	6,124	—	6,127
Issuance of private placement warrants, net of issuance costs	—	—	5,099	—	5,099
Issuance costs related to the December 2023 issuance of common stock	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	5,000	—	5,000
Net loss	—	—	—	(30,437)	(30,437)
Balance at December 31, 2024	72,483,253	$7	$136,127	$(121,656)	$14,478

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(30,437)	$(30,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	976	962
Non-cash stock-based compensation	5,000	4,370
Amortization of finance lease right-of-use assets	859	871
Amortization of operating lease right-of-use assets	820	668
Loss on disposal of construction in progress	45	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,889	689
Other non-current assets	(20)	—
Accounts payable	(535)	(981)
Accrued expenses and other current liabilities	(1,908)	796
Short-term operating lease liabilities	134	112
Long-term operating lease liabilities	(972)	(820)
Net cash used in operating activities	(24,149)	(23,340)
Investing activities
Purchases of property and equipment	(104)	(405)
Construction in progress	(83)	(195)
Net cash used in investing activities	(187)	(600)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	(89)	—
Proceeds from the issuance of common stock, net of issuance costs	3,816	14,380
Proceeds from the exercise of Series A warrants, net of issuance costs	25	—
Proceeds from private placement common stock, net of issuance costs	6,127	10,184
Proceeds from private placement warrants, net of issuance costs	5,099	3,278
Principal payments on finance leases	(794)	(798)
Net cash provided by financing activities	14,184	27,044
Net (decrease) increase in cash and restricted cash	(10,152)	3,104
Cash and restricted cash at beginning of year	21,538	18,434
Cash and restricted cash at end of year	$11,386	$21,538
Supplemental disclosure of non-cash operating, financing and investing information:
Initial measurement of operating lease right-of-use assets and liabilities	$714	$—
Initial measurement of finance lease right-of-use assets and liabilities	$564	$536
Lease modification of operating lease right-of-use assets and liabilities	$492	$—
Lease modification of finance lease right-of-use assets and liabilities	$—	$7
Transfer of construction in progress to property and equipment	$221	$29

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows Continued

(In thousands)

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31, 2024	December 31, 2023
Cash, end of year	$11,120	$21,282
Restricted cash, end of year	266	256
Cash and restricted cash, end of year	$11,386	$21,538

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Notes to Financial Statements

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company" "our" or "we") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s lead product candidate, INB-100, is currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300, INB-500 and INB-600, focused on addressing a range of potential applications, from solid tumors to autoimmune diseases and hematological cancers.

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

Pipeline Prioritization and Workforce Reduction

In September 2024, the Company announced a plan to optimize its resource allocation through a pipeline prioritization by suspending further development on INB-400 while seeking partnership opportunities and focusing on development of INB-100 and a workforce reduction of approximately 49%, across all functions. The Company incurred one-time costs of $1.1 million, consisting of stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments during the year ended December 31, 2024. In combination with this reduction, the executive management team and the Board agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common, preferred stock and sale of warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $30.4 million and $30.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $121.7 million. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy. This includes our ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for our preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s revised business strategy, which was announced in September 2024, its existing cash of $11.1 million as of December 31, 2024, along with net proceeds of $3.7 million from the issuance of equity under the at-the-market ("ATM") program raised in February 2025 and $0.4 million from the exercise of a portion of our Series C warrants, is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. During the year ended December 31, 2024, the Company sold an aggregate of 25,696,305 shares of our common stock, 5,646,853 2024 Pre-Funded warrants and 31,343,158 Series C warrants, for net proceeds of $11.2 million after deducting placement agent fees and other estimated private placement expenses, along with an aggregate of 3,479,623 shares of its common stock under the ATM program, resulting in net proceeds of $3.8 million after deducting commissions and offering expenses.

Further, as of March 10, 2025, the Company may receive up to $5.4 million from the exercise of its outstanding Series A ordinary warrants ("Series A warrants") and up to $8.1 million from the exercise of its outstanding Series C common stock purchase warrants (“Series C warrants”). If not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $17.7 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants"). See Note 8, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash and restricted cash. All of the Company’s cash and restricted cash is deposited in accounts with major financial institutions. Such deposits are in excess of the federally insured limits.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Significant replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. The estimated useful lives of the Company’s respective assets are as follows:

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2024 and 2023.

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

The calculation of the income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity. The Company classifies interest and penalty expense related to uncertain tax positions as a component of operating expenses on the statements of operations. As of December 31, 2024, the Company had no accrued interest or penalties.

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

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are accounted for as liability if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet the criteria to be accounted for as liability under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be accounted for as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are accounted for as a liability, regardless of the probability of the occurrence of the triggering event. If warrants do not meet the criteria to be accounted for as a liability under ASC 815-40, in order to conclude warrants should be accounted for as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are accounted for as equity under ASC 815-40 or other applicable U.S. GAAP. Warrants that meet the criteria to be accounted for as equity are recorded at fair value on the issuance date with no changes in fair value recognized after the issuance date. Warrants that meet the criteria to be accounted for as equity will be recorded within additional paid-in capital. After all relevant assessments, the Company concludes whether the warrants are accounted for as liability or equity. See Note 8, Warrants, for information regarding the warrants issued.

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

Capitalized Software

The Company capitalizes the application development phase costs of internal use software in accordance with ASC Topic 350-40, Intangibles-Goodwill and Other-Internal Use Software ("ASC 350-40"). Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s chief operating decision maker ("CODM"), its chief executive officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) as shown in our consolidated statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 15, Segments.

Recently Issued Accounting Standards Updates

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adopted this accounting standard as of January 1, 2024. For additional information, see Note 15, Segments.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid research and development	$450	$2,283
Prepaid insurance	710	790
Other	298	270
Prepaid expenses and other current assets	$1,458	$3,343

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Machinery and equipment	$449	$379
Furniture and fixtures	402	370
Software	346	126
Leasehold improvements	3,924	3,922
Less accumulated depreciation and amortization	(2,263)	(1,283)
Property and equipment, net	$2,858	$3,514

Depreciation and amortization expense was $1.0 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Internal use software not yet in service	$—	$182
Construction in progress	$—	$182

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued clinical trials	$485	$598
Accrued research and development	139	19
Accrued compensation	207	1,673
Accrued legal	85	306
Accrued other	131	359
Accrued expenses and other current liabilities	$1,047	$2,955

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2024, the Company's calculated public float was less than $75.0 million. During the years ended December 31, 2024 and 2023, the Company sold an aggregate of 3,479,623 and 7,492,580 shares, respectively, of its common stock under the ATM, resulting in net proceeds of $3.8 million and $14.4 million, respectively, after deducting underwriting discounts. As of December 31, 2024, $14.7 million remained available for the sale of our common stock under the ATM program.

2023 Private Placement

On December 11, 2023, the Company entered into a Securities Purchase Agreement (the "2023 Purchase Agreement"), with multiple investors (the “2023 Private Placement”), pursuant to which the Company issued and sold an aggregate of 11,823,829 units (the “Units”) comprised of (A) (1) one share of common stock, par value $0.0001 per share (the "2023 Shares"), or (2) one pre-funded warrant to purchase one share of common stock (the “2023 Pre-Funded warrants”) and, in each case, (B) one Series A ordinary warrant to purchase one share of common stock (the “Series A warrants”) and (C) one Series B ordinary warrant to purchase one share of common stock (the “Series B warrants”). In connection with the 2023 Private Placement, the Company issued an aggregate of 11,249,588 shares of common stock (the "2023 Shares"), 574,241 2023 Pre-Funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants. The Units were sold at a purchase price of $1.22 per Unit, for net proceeds of $13.5 million, after deducting fees and expenses. The closing of the 2023 Private Placement occurred on December 13, 2023.

In connection with the 2023 Private Placement, we also entered into a registration rights agreement with the investors who participated in the 2024 Private Placement, pursuant to which the Company agreed to register for resale the 2023 Shares and the common stock underlying the 2023 Pre-Funded Warrants, the Series A and Series B warrants (the “2023 Registrable Securities”). Pursuant to the registration rights agreement, the Company filed a registration statement covering the resale of the 2023 Registrable Securities on January 12, 2024.

2024 Private Placement

On September 30, 2024, the Company entered into a Securities Purchase Agreement (the "2024 Purchase Agreement"), with multiple investors (the "2024 Private Placement"), pursuant to which the Company issued and sold an aggregate of 25,696,305 shares of common stock (the “2024 Shares”), 5,646,853 pre-funded warrants to purchase one share of Common Stock (the “2024 Pre-Funded warrants”) and 31,343,158 Series C warrants, for net proceeds of $11.2 million, after deducting fees and expenses. The closing of the 2024 Private Placement occurred on October 4, 2024.

In connection with the 2024 Private Placement, we also entered into a registration rights agreement, with the investors who participated in the 2024 Private Placement, pursuant to which the Company agreed to register for resale the 2024 Shares and the common stock underlying the 2024 Pre-Funded Warrants and Series C warrants (the “2024 Registrable Securities”).
Pursuant to the registration rights agreement, the Company filed a registration statement covering the resale of the 2024 Registrable Securities on November 4, 2024.

8. warrants

In December 2023, in connection with the 2023 Private Placement, the Company issued 574,241 2023 Pre-Funded warrants, 11,823,829 Series A warrants and 11,823,829 Series B warrants. The 2023 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded warrants terms. The 2023 Pre-Funded warrants meet the criteria for permanent equity classification. As of December 31, 2024, 574,241 2023 Pre-Funded warrants were outstanding.

The Series A warrants were issued with an exercise price of $1.25 per share. The Series A warrants are exercisable immediately and were issued with an expiry date of June 13, 2025. The Company has the option to cause the Series A warrants to be exercised at a strike price of $1.25 per share upon the Company’s public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series A warrants meet the criteria for permanent equity classification.

In connection with the closing of the 2024 Private Placement, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 11,714,076 shares of the Company’s Common Stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of December 31, 2024, 11,803,829 Series A warrants were outstanding.

The Series B warrants have an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B Warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Class B Warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. As of December 31, 2024, 11,823,829 Series B warrants were outstanding.

In October 2024, in connection with the 2024 Private Placement, the Company issued 5,646,853 2024 Pre-Funded warrants, and 31,343,158 Series C warrants. The 2024 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2024 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded warrants terms. The 2024 Pre-Funded warrants meet the criteria for permanent equity classification. As of December 31, 2024, 5,646,853 2024 Pre-Funded warrants were outstanding.

The Series C warrants have an exercise price of $0.27 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of December 31, 2024, 31,343,158 Series C warrants were outstanding.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. As of December 31, 2024, 4,368,965 shares were available for grant pursuant to the 2023 Plan. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 3,624,163 shares effective January 1, 2025.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 400,000, or such lesser number of shares as determined by our Board of Directors. The Board of Directors acted not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2025. As of December 31, 2024, no shares of common stock had been issued under the 2020 ESPP and 787,812 shares remained available for future issuance under the 2020 ESPP. The Board of Directors or designated committee has not set an offering period.

Stock Option Activity

The following is a summary of the stock option award activity during the year ended December 31, 2024:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	6,695,933	$3.52	8.32	$361
Granted	6,388,398	0.65
Forfeited	(988,926)	3.20
Outstanding at December 31, 2024	12,095,405	$2.03	8.05	$41
Exercisable at December 31, 2024	4,898,217	$3.68	6.24	$—
Options expected to vest as of December 31, 2024	7,197,188	$0.91	9.28	$41

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.66 and $1.57, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at December 31, 2024.

Stock-Based Compensation Expense

For the years ended December 31, 2024 and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	December 31, 2024	December 31, 2023
Volatility	90.31% - 104.93%	91.91% - 100.95%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.61% - 4.65%	3.58% - 4.17%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,065	$1,891
General and administrative	2,405	2,479
Severance and related charges	770	—
Total stock-based compensation expense	$5,000	$4,370

No related tax benefits from stock-based compensation expense were recognized for the years ended December 31, 2024 and 2023. As of December 31, 2024, there was $4.3 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.52 years.

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

In consideration of the license granted under the Emory License Agreement, the Company paid Emory University a nominal upfront payment. In addition, the Compeany is required to pay Emory University development milestones totaling up to an aggregate of $1.4 million, low-single-digit to mid-single-digit tiered running royalties on the net sales of the licensed products, including an annual minimum royalty beginning on a specified period after the first sale of a licensed product, and a share of certain payments that the Company may receive from sublicenses. In addition, in the event no milestone payments have been paid in certain years, the Company will be required to pay an annual license maintenance fee. The Emory License Agreement also requires the Company to reimburse Emory University for the cost of the prosecution and maintenance of the licensed patents. Pursuant to the Emory License Agreement, the Company is required to use its best efforts to develop, manufacture and commercialize the licensed product, and is obligated to meet certain specified deadlines in the development of the licensed products.

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

11. INCOME TAXES

For the years ended December 31, 2024 and 2023, the tax provision (benefit) consisted of (in thousands):

	December 31, 2024	December 31, 2023
Current provision (benefit):
Federal	$—	$—
State	—	—
Total	—	—
Deferred provision (benefit)
Federal	(5,553)	(6,084)
State	—	343
Total	(5,553)	(5,741)
Change in valuation allowance	5,553	5,741
Income tax provision (benefit)	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0	0.0
Stock-based compensation	(1.0)	(1.0)
Other permanent differences	(0.0)	0.0
True up adjustments	(1.0)	(1.0)
Change in valuation allowance	(18.0%)	(19.0%)
Income tax provision (benefit)	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax assets (liabilities) balance are as follows at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Stock-based compensation	$1,845	$1,628
Net operating loss carryforwards and alternative minimum tax credits	16,379	12,708
Lease liabilities	1,056	1,027
Reserves and accruals	44	352
Intangibles and fixed assets	6,916	4,953
Total deferred tax assets	26,240	20,668
Deferred tax liabilities:
ROU assets	(1,043)	(1,024)
Total deferred tax liabilities	(1,043)	(1,024)
Valuation allowance	(25,197)	(19,644)
Deferred tax assets (liabilities), net	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $69.8 million, which do not expire. As of December 31, 2024, the Company had state net operating loss carryforwards of $33.3 million which will begin to expire in 2035.

The Company has evaluated both positive and negative evidence and determined that negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained. The net change in the valuation allowance for the year ended December 31, 2024 was an increase of $5.5 million.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, there is a risk of an ownership change that could trigger a limitation of the use of the loss carryover. The Company has undertaken a formal IRC Section 382 study up until December 31 2024. Management concluded that the Company has undergone a more than 50% ownership change defined under IRS Section 382(a) on December 13, 2023; all the attributes disclosed in this footnotes reflect the conclusion of that study. However, subsequent ownership changes may further limit the Company's ability in the future to utilize its NOLs and other tax carryforwards.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in an increase in deferred tax asset of approximately $3.3 million (or $3 million net of amortization) for December 31, 2024 and an increase in deferred tax asset of approximately $2.7 million (or $2.4 million net of amortization) for December 31, 2023. .

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

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(30,437)	$(30,007)
Net loss per share—basic and diluted	$(0.57)	$(1.00)
Weighted-average number of shares used in computing net loss per share—basic and diluted	53,547,030	29,864,932

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	8,958,699	5,681,577
Pre-Funded warrants	—	118,593
Series A warrants	11,809,239	2,441,878
Series B warrants	11,823,829	2,441,878
Series C warrants	7,621,697	—
Total	40,213,464	10,683,926

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

14. equipment and FACILITY LEASES

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2024, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of December 31, 2024, the Company has 11 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of December 31, 2024, the Company has one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to $0.3 million as of December 31, 2024 and 2023 and are included in other non-current assets on the balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.3 million as of December 31, 2024 and 2023. As of December 31, 2024, $266,000 was included in restricted cash and $0 was included in other current assets. As of December 31, 2023, approximately $256,000 was included in restricted cash and $10,000 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Lease Cost
Amortization of finance right-of-use assets	$859	$871
Interest on finance lease liabilities	122	138
Operating lease cost	1,343	1,151
Short-term lease cost	170	468
Variable lease cost	134	116
Total lease cost	$2,628	$2,744

December 31, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$122
Cash paid for amounts included in the measurement of lease liability – operating leases	$1,362
Weighted-average remaining lease term – finance leases	1.40
Weighted-average remaining lease term – operating leases	3.64
Weighted-average discount rate – finance leases	11.6%
Weighted-average discount rate – operating leases	12.8%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at December 31, 2024 (in thousands):

	Financing Leases	Operating Leases
2025	$761	$1,401
2026	312	1,416
2027	—	1,224
2028	—	891
2029	—	121
Thereafter	—	—
Total lease payment	1,073	5,053
Less: interest	84	1,012
Total lease liabilities	989	4,041
Less: short-term lease liability	694	953
Long-term lease liability	$295	$3,088

15. SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision-making group in making decisions on how to allocate resources and assess performance. The Company has one operating segment focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The CODM is the Company’s CEO. The CEO manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in consolidated net loss reviewed by the CEO and are reported on the consolidated statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table presents certain financial data for the Company’s reportable segment:

	Year Ended December 31,
	2024	2023
INB-100 research and development expenses	$913	$475
INB-200 research and development expenses	451	1,022
INB-400 research and development expenses	4,677	3,631
Personnel-related indirect research and development expenses	7,674	8,483
Total general and administrative expenses	12,637	13,510
Other segment items[1]	4,085	2,886
Segment net loss	$30,437	$30,007

(1) Other segment items include preclinical expenses, severance and related charges, interest income and other income.

16. SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company sold an aggregate of 7,362,852 shares of common stock under the ATM resulting in net proceeds of $3.7 million, after deducting underwriting discounts, the Company also had an aggregate of 1,412,658 Series C warrants exercised for net proceeds of $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, (the "2025 Proxy Statement"), no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics (the "Code of Conduct"), required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.in8bio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance–Board Independence” in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding accounting fees and services required by this item will be contained in our 2025 Proxy Statement in Proposal 2 under the captions “–Independent Registered Public Accounting Firm Fees” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

4.3	Description of the Registrant’s Securities.
4.4	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.6	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.7	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.8	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.9	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.10	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.11

Form of Amendment No. 1 to Common Stock Purchase Warrant (Series A) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

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
10.9+

Non-Employee Director Compensation Policy (as amended February 5, 2024) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.10+

Non-Employee Director Compensation Policy (as amended August 30, 2024) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on November 12, 2024).

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

10.20+

Amended and Restated Employment Agreement, between Registrant and William Ho, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.21+

Amended and Restated Employment Agreement between Registrant and Lawrence Lamb, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.22+

Amendment to Employment Agreement, by and between the Company and Lawrence Lamb, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.23+

Employment Agreement between Registrant and Trishna Goswami, dated October 7, 2021 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

10.24+

Amendment to Employment Agreement, by and between the Company and Trishna Goswami, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.25+

Separation Agreement, by and between the Company and Trishna Goswami, dated as of September 6, 2024 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on November 12, 2024).

10.26+

Employment Agreement between Registrant and Patrick McCall, dated January 20, 2021 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

10.27+

Amendment to Employment Agreement, by and between the Company and Patrick McCall, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.28+

Employment Agreement between Registrant and Kate Rochlin, dated March 14, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 14, 2024).

t10.29+

Amendment to Employment Agreement, by and between the Company and Kate Rochlin, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.30

Securities Purchase Agreement, dated as of December 11, 2023, by and among the Registrant and the Investors named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

10.31	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
10.32^

Lease Agreement (Suite 210) between the Company and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.33

Second Amendment to Lease Agreement between the Company (Suite 230) and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.34

Second Amendment to Lease Agreement between the Company (Suite 270) and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

19.1	Insider Trading Policy.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97

IN8bio, Inc. Incentive Compensation Recoupment Policy, dated October 23, 2023 (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 14, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

IN8bio, Inc.

March 13, 2025	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

March 13, 2025	By:	/s/ Patrick McCall
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

Name	Title	Date

/s/ William Ho	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
William Ho

/s/ Patrick McCall	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2025
Patrick McCall

/s/ Alan S. Roemer	Chairman of the Board of Directors	March 13, 2025
Alan S. Roemer

/s/ Peter Brandt	Director	March 13, 2025
Peter Brandt

/s/ Corinne Epperly	Director	March 13, 2025
Corinne Epperly

/s/ Emily Fairbairn	Director	March 13, 2025
Emily Fairbairn

/s/ Jeremy R. Graff	Director	March 13, 2025
Jeremy R. Graff

/s/ Luba Greenwood	Director	March 13, 2025
Luba Greenwood

/s/ Travis Whitfill	Director	March 13, 2025
Travis Whitfill