Form 10-K/A
period 2024-12-31
IN8BIO, INC.
filed 2025-05-07
CIK 1740279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
The number of shares of Registrant’s Common Stock outstanding as of May 2, 2025 was 90,771,944.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: CohnReznick LLP	Location: Tysons, Virgina	PCAOB Firm ID: 596

EXPLANATORY NOTE
IN8bio, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form
10-K
(this “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Initial Filing”). This Amendment is being filed solely to correct the exhibit list contained in Item 15 of Part IV of the Initial Filing.
In connection with the filing of this Amendment, the Company is including new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulation S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.
In this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “IN8bio” and the “Company” refer to IN8bio, Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(3) Exhibits

The exhibits required to be filed or furnished as part of this report are listed in the Exhibit List set forth below.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on August 3, 2021).

3.2	Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 7, 2023).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-249530), filed with the SEC on November 5, 2020).

4.2	Description of the Registrant’s Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

4.3	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

4.5	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

4.6	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

4.7	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

4.8	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

4.9	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

4.10	Form of Amendment No. 1 to Common Stock Purchase Warrant (Series A) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.2+	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.3+	Forms of Option Grant Notice and Option Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.4+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).

10.5+	Forms of Option Grant Notice and Option Agreement under 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

10.6+	Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

10.7+	Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

10.8+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-259458), filed with the SEC on September 10, 2021).

10.09+	Non-Employee Director Compensation Policy (as amended February 5, 2024) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.10+	Non-Employee Director Compensation Policy (as amended August 30, 2024) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on November 12, 2024).

10.11†	Exclusive License Agreement, dated March 10, 2016, between the Registrant and The UAB Research Foundation, as amended (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.12†	First Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.13†	Second Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.14†	Third Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.15†	Fourth Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.16†	Exclusive License Agreement, dated June 10, 2016, between Emory University, Children’s Healthcare of Atlanta, Inc., and UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.17†	First Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.18†	Second Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.19+	Amended and Restated Employment Agreement, between Registrant and William Ho, dated December 1, 2020 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.20+	Amended and Restated Employment Agreement, between Registrant and William Ho, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.21+	Amended and Restated Employment Agreement between Registrant and Lawrence Lamb, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.22+	Amendment to Employment Agreement, by and between the Company and Lawrence Lamb, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.23+	Employment Agreement between Registrant and Patrick McCall, dated January 20, 2021 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

10.24+	Amendment to Employment Agreement, by and between the Company and Patrick McCall, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.25+	Employment Agreement between Registrant and Kate Rochlin, dated March 14, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 14, 2024).

10.26+	Amendment to Employment Agreement, by and between the Company and Kate Rochlin, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.27	Securities Purchase Agreement, dated as of December 11, 2023, by and among the Registrant and the Investors named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).

10.28	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).

10.29	Second Amendment to Lease Agreement between the Company (Suite 230) and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.30	Second Amendment to Lease Agreement between the Company (Suite 270) and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

24.1	Power of Attorney (included on the signature page to the Initial Filing).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 13, 2025).

97	Incentive Compensation Recoupment Policy, dated October 23, 2023 (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 14, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.

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

IN8bio, Inc.

May 7, 2025	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)