Form 10-Q
period 2025-03-31
IN8BIO, INC.
filed 2025-05-07
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2025	December 31,
	(unaudited)	2024
Assets		(Note 2)
Current assets
Cash	$11,888	$11,120
Prepaid expenses and other current assets	837	1,458
Total Current Assets	12,725	12,578
Non-current assets
Property and equipment, net	2,602	2,858
Restricted cash	269	266
Right-of-use assets - finance leases	828	1,068
Right-of-use assets - operating leases	3,170	3,899
Other non-current assets	275	275
Total Non-Current Assets	7,144	8,366
Total Assets	$19,869	$20,944
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$575	$389
Accrued expenses and other current liabilities	1,145	1,047
Short-term finance lease liability	576	694
Short-term operating lease liability	661	953
Total Current Liabilities	2,957	3,083
Long-term finance lease liability	189	295
Long-term operating lease liability	2,846	3,088
Total Non-Current Liabilities	3,035	3,383
Total Liabilities	5,992	6,466
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at March 31, 2025 and December 31, 2024; 81,258,763 and 72,483,253 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	141,075	136,127
Accumulated deficit	(127,206)	(121,656)
Total Stockholders' Equity	13,877	14,478
Total Liabilities and Stockholders' Equity	$19,869	$20,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,972	$4,903
General and administrative	2,688	3,742
Total operating expenses	5,660	8,645
Interest income	110	83
Loss from operations	(5,550)	(8,562)
Net loss	$(5,550)	$(8,562)
Net loss per share – basic and diluted	$(0.07)	$(0.20)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	83,482,125	43,287,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2023	43,287,325	$4	$116,152	$(91,219)	$24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	43,287,325	$4	$117,303	$(99,781)	$17,526

Balance at December 31, 2024	72,483,253	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	7,362,852	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	1,412,658	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	81,258,763	8	141,075	(127,206)	13,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(5,550)	$(8,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	239
Non-cash stock-based compensation	831	1,240
Amortization of finance lease right-of-use assets	240	204
Amortization of operating lease right-of-use assets	173	189
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	621	603
Other non-current assets	—	(65)
Accounts payable	186	489
Accrued expenses and other current liabilities	98	(2,060)
Short-term operating lease liabilities	164	37
Long-term operating lease liabilities	(141)	(233)
Net cash used in operating activities	(3,122)	(7,919)
Investing activities
Purchases of property and equipment	—	(50)
Construction in progress	—	(21)
Net cash used in investing activities	—	(71)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	—	(89)
Proceeds from the issuance of common stock, net of issuance costs	3,735	—
Proceeds from the exercise of Series C warrants, net of issuance costs	383	—
Principal payments on finance leases	(225)	(188)
Net cash provided by (used in) financing activities	3,893	(277)
Net increase (decrease) in cash and restricted cash	771	(8,267)
Cash and restricted cash at beginning of period	11,386	21,538
Cash and restricted cash at end of period	$12,157	$13,271

Cash, end of period	$11,888	$13,015
Restricted cash, end of period	269	256
Cash and restricted cash, end of period	$12,157	$13,271

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$714
Lease modification of operating lease right-of-use assets and liabilities	$(557)	$492

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

Pipeline Prioritization and Workforce Reduction

In September 2024, the Company announced a plan to optimize its resource allocation through a pipeline prioritization, suspending further development on INB-400 while seeking partnership opportunities and focusing on development of INB-100 and a workforce reduction of approximately 49%, across all functions. The Company incurred one-time costs of $1.1 million, consisting of stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments during the year ended December 31, 2024. In combination with this reduction, the executive management team and the Board agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $5.6 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $127.2 million. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy. This includes our ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for our preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s revised business strategy, which was announced in September 2024, its existing cash of $11.9 million as of March 31, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

In addition, the Company may receive up to $1.9 million from the exercise of its outstanding Series A ordinary warrants ("Series A warrants") and up to $8.1 million from the exercise of its outstanding Series C common stock purchase warrants ("Series C warrants"). If not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $4.1 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants"). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2024 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the "Annual Report") that was filed with the Securities and Exchange Commission ("SEC") on March 13, 2025. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

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

Costs for capital assets not yet placed into service are capitalized as construction in progress and depreciated and amortized in accordance with the above guidelines once placed into service. Upon retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the condensed balance sheets and any gain or loss is reflected in the condensed statements of operations.

Capitalized Software

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other-Internal Use Software. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s chief operating decision maker ("CODM"), its chief executive officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on net loss as shown in our condensed statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 13, Segments.

Recently Issued Accounting Standards Updates

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt it for fiscal year ending December 31, 2025.

The Company has evaluated all other issued and unadopted ASUs, and believes the adoption of these standards will not have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development	$6	$450
Prepaid insurance	404	710
Other	427	298
Prepaid expenses and other current assets	$837	$1,458

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$449	$449
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(2,519)	(2,263)
Property and equipment, net	$2,602	$2,858

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical trials	$508	$485
Accrued research and development	22	139
Accrued compensation	115	207
Accrued legal	270	85
Accrued other	230	131
Accrued expenses and other current liabilities	$1,145	$1,047

6. STOCKHOLDERS' EQUITY

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of March 31, 2025, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2024, the Company sold an aggregate of 3,479,623 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.8 million after deducting sales agent fees and other offering expenses. For the three months ended March 31, 2025, the Company sold an aggregate of 7,362,852 shares of its common stock under the ATM program, resulting in net proceeds of approximately $3.7 million after deducting sales agent fees and other offering expenses.

7. WARRANTS

In December 2023, the Company issued 574,241 pre-funded warrants (the "2023 Pre-Funded warrants"), 11,823,829 Series A warrants and 11,823,829 Series B warrants (the "2023 Private Placement"). The 2023 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded warrants terms. The 2023 Pre-Funded warrants meet the criteria for permanent equity classification. As of March 31, 2025, 574,241 2023 Pre-Funded warrants were issued and outstanding.

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

In connection with the closing of the 2024 Private Placement (as defined below), the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 11,714,076 shares of the Company’s common stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of March 31, 2025, 11,803,829 Series A warrants were issued and outstanding.

The Series B warrants were issued with an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. As of March 31, 2025, 11,823,829 Series B warrants were issued and outstanding.

In April 2025, the Company amended certain of the Company’s outstanding Series B warrants to reduce the exercise price from $1.50 to $0.45 per share. See Note 14, Subsequent Events, for additional information.

In October 2024, the Company issued 5,646,853 pre-funded warrants (the "2024 Pre-Funded warrants"), and 31,343,158 Series C warrants (the "2024 Private Placement"). The 2024 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2024 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded warrants terms. The 2024 Pre-Funded warrants meet the criteria for permanent equity classification. As of March 31, 2025, 5,646,853 2024 Pre-Funded warrants were outstanding.

The Series C warrants have an exercise price of $0.27 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of March 31, 2025, 29,930,500 Series C warrants were outstanding.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 7,400,000, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. As of March 31, 2025, 4,467,059 shares were available for grant pursuant to the 2023 Plan, including the increase pursuant to the terms of the 2023 Plan, effective January 1, 2025.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 200,000 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 400,000, or such lesser number of shares as determined by our Board of Directors. As of March 31, 2025, no shares of common stock had been issued under the ESPP and 787,812 shares remained available for future issuance under the ESPP. The Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2025.

Stock Option Activity

The following is a summary of the stock option award activity during the three months ended March 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,095,405	$2.03	8.05	$41
Granted	2,841,405	0.29
Exercised	—	—
Forfeited	(5,288)	1.72
Outstanding at March 31, 2025	14,931,522	$1.70	8.20	$—
Exercisable at March 31, 2025	5,932,047	$3.27	6.51	$—
Options expected to vest as of March 31, 2025	8,999,475	$0.67	9.31	$—

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.23 and $1.24, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2025 and December 31, 2024.

Stock-Based Compensation Expense

For the three months ended March 31, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	March 31, 2025	March 31, 2024
Volatility	96.66%	94.20% - 102.54%
Expected life (years)	6.08	6.08
Risk-free interest rate	4.24%	3.98% - 4.16%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$286	$532
General and administrative	545	708
Total stock-based compensation expense	$831	$1,240

No related tax benefits from stock-based compensation expense were recognized for the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $4.2 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.97 years.

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

10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including pre-funded warrants to purchase shares of common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,550)	$(8,562)
Net loss per share—basic and diluted	$(0.07)	$(0.20)
Weighted-average number of shares used in computing net loss per share—basic and diluted	83,482,125	43,287,325

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	13,828,294	7,707,784
Series A warrants	11,803,829	11,823,829
Series B warrants	11,823,829	11,823,829
Series C warrants	30,574,044	—
Total	68,029,996	31,355,442

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2025, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of March 31, 2025, the Company has seven active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of March 31, 2025, the Company has one active lease from this leasing company. In June 2024, the Company entered into a new finance lease agreement with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of March 31, 2025 and December 31, 2024, and are included in other non-current assets on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, which was modified and expanded in March 2024 for a 60-month term ending in March 2029, with an option to extend five years, resulting in an increase to both the right of use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. In April 2025, the Company terminated its operating lease for additional unutilized office space in Birmingham, Alabama. The Company paid a one-time termination fee of $0.1 million and will pay five monthly payments of $20,000, beginning on June 1, 2025.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.3 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, $0.3 was included in restricted cash and $0 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Cost
Amortization of finance right-of-use assets	$240	$204
Interest on finance lease liabilities	28	27
Operating lease cost	307	304
Short-term lease cost	65	83
Variable lease cost	30	24
Total lease cost	$670	$642

March 31, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$122
Cash paid for amounts included in the measurement of lease liability – operating leases	$1,362
Weighted-average remaining lease term – finance leases (years)	1.27
Weighted-average remaining lease term – operating leases (years)	3.41
Weighted-average discount rate – finance leases	11.9%
Weighted-average discount rate – operating leases	12.7%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at March 31, 2025 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2025	$512	$726
2026	312	1,416
2027	—	1,224
2028	—	891
2029	—	120
Total lease payment	824	4,377
Less: interest	59	870
Total lease liabilities	765	3,507
Less: short-term lease liability	576	661
Long-term lease liability	$189	$2,846

13. SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision making group in making decisions on how to allocate resources and assess performance. The Company has one operating segment focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The CODM is the Company’s CEO. The CEO manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on net loss, which is reported on the condensed statements of operations. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in net loss reviewed by the CEO and are reported on the condensed statements of cash flows. The measure of segment assets is reported on the condensed balance sheets as total consolidated assets.

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended March 31,
	2025	2024
INB-100 research and development expenses	$226	$125
INB-200 research and development expenses	10	252
INB-400 research and development expenses	445	989
Personnel-related indirect research and development expenses	1,260	2,521
Total general and administrative expenses	2,688	3,742
Other segment items[1]	921	933
Segment net loss	$5,550	$8,562

(1)
Other segment items include preclinical expenses, interest income and other income.

14. SUBSEQUENT EVENTS

Warrant Exercises and Exchanges

In April 2025 the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the “Participating Holders”) to (i) exercise, for cash, 7,178,934 Series A warrants and 2,142,147 Series

B warrants for the purchase of an aggregate of 9,321,081 shares of common stock, in each case at a reduced exercise price of (a) $0.1844 per share for Participating Holders who are directors or executive officers of the Company and (b) $0.1784 per share for all other Participating Holders (the “Warrant Exercises”) and (ii) exchange certain Series A warrants and Series B warrants for 1,230,449 pre-funded warrants (the “2025 Pre-Funded Warrants”), in each case at a reduced exercise price of (a) $0.1843 per share for Participating Holders who are directors or executive officers of the Company and (b) $0.1783 per share for all other Participating Holders (the “Warrant Exchanges”), for aggregate net proceeds of $1.9 million.

Stock Purchase Agreement Amendment and Series B Warrant Amendment

In April 2025, the Company entered into an Amendment No. 1 (the “SPA Amendment”) to Securities Purchase Agreement, dated September 30, 2024 (the “2023 Purchase Agreement”), to amend the restrictions on certain equity sales by the Company set forth in the 2023 Purchase Agreement. In consideration for the SPA Amendment, the Company entered into amendments with certain holders of the Series B warrants to reduce the exercise price from $1.50 to $0.45 per share, to the extent such warrants were not exercised pursuant to the Warrant Exercises or exchanged pursuant to the Warrant Exchanges.

2025 Pre-Funded Warrants

The 2025 Pre-Funded Warrants issued in connection with the Warrant Exchanges have an exercise price of $0.0001 per share. Each 2025 Pre-Funded Warrant is exercisable immediately and will be exercisable until such 2025 Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of a 2025 Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded Warrants. Under the terms of the 2025 Pre-Funded Warrants, the Company shall not effect the exercise of any portion of any 2025 Pre-Funded Warrant, and a holder shall not have the right to exercise any portion of any 2025 Pre-Funded Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate tumor and targeted cells. To date, we have conducted two main investigator-sponsored Phase 1 clinical trials to test our gamma-delta T cell technologies in cancer patients. INB-100 tests our DeltEx Allogeneic ("Allo") gamma-delta T cells in older patients with high-risk leukemias undergoing haploidentical stem cell transplantation ("HSCT") and INB-200 tested our DeltEx Drug Resistant Immunotherapy ("DRI") in newly diagnosed glioblastoma ("GBM") patients. Both trials have demonstrated long-term durable remissions with patients remaining alive and in remission for greater than three years.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We presented updated data at the 2025 Transplantation & Cellular Therapy ("TCT") Meeting in February 2025, demonstrating that 100% of acute myeloid leukemia ("AML") patients across both original and expansion cohorts remain in complete remission ("CR"), with a median follow-up of 20.1 months. Furthermore, these AML patients demonstrated one-year progression-free survival ("PFS") and overall survival ("OS") rates, exceeding real-world control groups obtained from both the Center for International Blood and Marrow Transplant Research ("CIBMTR") and historical patient outcomes data from the Kansas University Cancer Center ("KUCC") where the study is currently being conducted. Patients treated with INB-100 are demonstrating prolonged and durable remissions supported by gamma-delta T cell persistence beyond one year. In 2024, we held a meeting with the U.S. Food and Drug Administration ("FDA") and received regulatory guidance on a Phase 2 trial of INB-100 for the treatment of AML with relapse-free survival as the primary endpoint in a randomized controlled trial. To further de-risk this registrational pathway, we are currently enrolling in an expansion cohort, with a target of up to 25 patients, to confirm the improvements in relapse free and OS observed to date. We expect to complete the enrollment of the expansion cohort in 2025, with long-term follow-up results anticipated in late 2025 and in 2026.

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

INB-400 is the corporate-sponsored investigational new drug application ("IND") for the Phase 2, multi-center clinical trial for our DeltEx DRI technology for the treatment of newly diagnosed GBM. While the IND remains open and we continue to treat any enrolled patients, in September 2024, we implemented a pipeline prioritization, suspending enrollment in the Phase 2 Trial of INB-400. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States. We will continue to follow any treated patients for safety, PFS and OS with preliminary data to be reported in 2025. We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and can be applied to multiple solid tumor types. We are seeking alternative funding sources and strategic opportunities to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

Most recently we introduced INB-600, our proprietary and internally developed T cell engager platform. This platform represents a potentially revolutionary advancement in immunotherapy, harnessing the power of gamma-delta T cells through a distinctive mechanism that optimizes effector function and targeted cytotoxicity. To date, we have observed novel properties by facilitating the exponential expansion of activated gamma-delta T cells to potentially offer a sustained and potent anti-tumor response. This unique capability may not only enhance the immediate cytotoxic effects but can also build a more durable and long-lasting immune response, essential for combating both solid tumors and resistant leukemias/lymphomas as well as sustained target depletion for potential applications in autoimmune diseases. Unlike traditional TCEs, which can cause cytokine release syndrome ("CRS") and T cell exhaustion by broadly activating all T cells, our INB-600 TCE platform selectively activates both Vd1+ and Vd2+ gamma-delta T cell subsets, leveraging their innate ability to recognize tumors with minimal risk of graft-versus-host disease. The dual activation and expansion of Vd1+ and Vd2+ gamma-delta T cell subsets further broadens our therapeutic potential, merging the rapid antigen processing of Vd2+ cells with the enduring stability and potential tissue penetrating properties of Vd1+ cells as an innate immune force multiplier.

In April 2025, at the American Association for Cancer Research ("AACR") Annual Meeting 2025, we presented in vitro studies that demonstrated INB-619 (Targeting CD19) and INB-633 (targeting CD33) induced strong, antigen-specific cytotoxicity against CD19+ acute lymphoblastic leukemia ("ALL") and CD33+ AML cell lines, respectively. Both molecules promoted robust gamma-delta T cell activation and degranulation, with increased expression of IFN-γ, TNF-α, granzyme B, and perforin, indicating a transition to a highly cytotoxic phenotype. Importantly, both engagers exhibited minimal release of inflammatory cytokines typically associated with CRS and tumor promotion, including IL-6, IL-10, and IL-17a. The platform’s ability to deplete B cells also suggests potential for therapeutic applications in B cell driven autoimmune diseases.

We believe INB-600 positions us with promising candidates for a range of potential applications, from solid tumors to autoimmune diseases, with the goal of offering a comprehensive approach to immune system modulation and disease treatment. We expect to present additional preliminary preclinical data at another medical meeting in the spring of 2025.

We also have a portfolio of preclinical programs in development. These include INB-300, which is applicable to both solid and liquid tumors using a targeted non-signaling gamma-delta T cell based chimeric antigen receptor ("nsCAR") construct, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cell therapies. We presented additional preclinical data for INB-300, demonstrating our proof-of-concept in vitro studies, run in triplicate, against the leukemia antigen targets CD33 and CD123, at the AACR Annual Meeting in 2024. These data demonstrated the ability of our nsCAR constructs to distinguish between tumor tissue and healthy tissue. We plan to continue to optimize the nsCAR construct for advancement towards animal models, IND enabling studies and opportunities for potential partnership.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx™ Allo γδ T cells	AML	■	■			• Enroll additional patients in expansion cohort at DL 2 through 2025; Modify protocol to add potential additional sites and parallel cohort as prospective control group • Report updated data throughout 2025
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD	■				
INB-500	γδ iPSC T cells	TBD	■				
INB-600	γδ T cell engagers (TCEs)	TBD	■				• Report preliminary preclinical data in spring 2025
Solid Tumors (Autologous)							
INB-200	DeltEx™ DRI*	GBM (1L)**	■	■			• Report additional long-term follow-up including enrolled INB-400 patients throughout 2025
INB-400#	DeltEx™ DRI*	GBM (1L)**	■	■	■		• Enrollment suspended while seeking potential partners
Solid Tumors (Allogeneic)							
INB-400#	DeltEx™ DRI*	GBM (relapsed & 1L)	■				• Suspended while seeking potential partners

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

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offering, our at-the-market ("ATM"), program with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), and the Private Placements (as defined below).

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $11.9 million as of March 31, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization and workforce reduction, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, as of May 1, 2025, we may receive an additional $1.9 million and $8.1 million in aggregate proceeds if the holders of our Series A warrants and Series C warrants exercise their warrants, respectively. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $4.1 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from the Private Placements or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see "—Liquidity" below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled "Risk Factors." The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Recent Developments

Warrant Exercises and Exchanges

In April 2025 we entered into privately negotiated letter agreements with certain holders (the “Participating Holders”) of outstanding Series A warrants (“Series A warrants”) and Series B warrants (“Series B warrants”) to (i) exercise, for cash, 7,178,934 Series A warrants and 2,142,147 Series B warrants for the purchase of an aggregate of 9,321,081 shares of common stock (the “Warrant Exercises”) and (ii) exchange certain Series A warrants and Series B warrants for 1,230,449 pre-funded warrants (the “Warrant Exchanges”), for aggregate net proceeds of $1.9 million. See Note 14, Subsequent Events, in our financial statements contained elsewhere in this Quarterly Report for additional information,

Stock Purchase Agreement Amendment and Series B Warrant Amendment

In April 2025, we entered into an Amendment No. 1 (the “SPA Amendment”) to Securities Purchase Agreement, dated September 30, 2024 (the “2023 Purchase Agreement”), to amend the restrictions on certain equity sales by us set forth in the 2023 Purchase Agreement. In consideration for the SPA Amendment, we entered into amendments with certain holders of the Series B warrants to reduce the exercise price from $1.50 to $0.45 per share (the “Amended Series B warrants”), to the extent such warrants were not exercised pursuant to the Warrant Exercises or exchanged pursuant to the Warrant Exchanges. See Note 14, Subsequent Events, in our financial statements contained elsewhere in this Quarterly Report for additional information,

Components of Our Results of Operations

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$2,972	$4,903	$(1,931)
General and administrative	2,688	3,742	(1,054)
Total operating expenses	5,660	8,645	(2,985)
Interest income	110	83	27
Loss from operations	(5,550)	(8,562)	3,012
Net loss	$(5,550)	$(8,562)	$3,012

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct research and development expenses:
INB-100	$226	$125	$101
INB-200	10	252	(242)
INB-400	445	989	(544)
Unallocated expenses
Preclinical expenses	45	27	18
Personnel-related expenses (including stock-based compensation)	1,260	2,521	(1,261)
Facility-related and other expenses	986	989	(3)
Total research and development expenses	$2,972	$4,903	$(1,931)

Research and development expenses were $3.0 million for the three months ended March 31, 2025, compared to $4.9 million for the comparable prior year period. These amounts include non-cash items such as stock-based compensation ("SBC") and depreciation. The decrease of $1.9 million was primarily due to a $1.3 million decrease in personnel-related costs, including salaries and SBC as a result of the decrease in our headcount. Direct clinical costs decreased by $0.7 million due to decreased costs for INB-200 and INB-400, partially offset by an increase of $0.1 million in direct clinical costs for INB-100.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2025, compared to $3.7 million for the comparable prior year period. These amounts include non-cash items such as SBC and depreciation. The decrease of $1.0 million was primarily due to a decrease in personnel-related costs, including SBC, cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and the Private Placements (as defined below). Through March 31, 2025, we have raised an aggregate of $135.9 million of gross proceeds from the sale of our securities.

As of March 31, 2025, we had cash of $11.9 million, excluding net proceeds of $1.9 million received from the Warrant Exercises and Warrant Exchanges between March 31, 2025 and May 2, 2025. Our current plan of operation is to execute our business strategy, by advancing clinical development of INB-100, and progressing our other product candidates, including our preclinical pipeline and strengthening our internal research and development capabilities. Additionally we are actively seeking potential collaborative partners for INB-400 and our earlier stage assets. Based on this business strategy, our existing cash as of March 31, 2025 is only expected to fund the projected operating expenses and capital expenditure requirements into March 2026. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

2024 Private Placement

In October 2024, the Company issued and sold units, comprised of an aggregate of 25,696,305 shares of the Company's common stock, 5,646,853 Pre-Funded warrants (the “2024 Pre-Funded Warrants”) and 31,343,158 Series C warrants, for net proceeds of $11.6 million after deducting placement agent fees and other estimated private placement expenses (the “2024 Private Placement”). The 2024 Pre-Funded Warrants have an exercise price of $0.0001 and the Series C warrants have an exercise price of $0.27 per share. Each 2024 Pre-Funded Warrant is exercisable immediately and remains exercisable until exercised in full and each Series C warrant is exercisable immediately and will expire on October 4, 2027.

2023 Private Placement

In December 2023, the Company issued 574,241 pre-funded warrants (the “2023 Pre-Funded warrants”), 11,823,829 Series A warrants and 11,823,829 Series B warrants, for net proceeds of $13.5 million (the “2023 Private Placement” and, together with the 2024 Private Placement, the “Private Placements”). The 2023 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded warrant is exercised in full. The Series B warrants have an exercise price of $1.50 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $1.50 per share prior to such redemption.

In connection with the closing of the 2024 Private Placement, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 11,714,076 shares of the Company’s common stock, to (i) reduce the exercise price from $1.25 to $0.45 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025 (the “Amended Series A Warrants”). The remainder of the Series A warrants (the “Unamended Series A warrants” and, together with the Amended Series A Warrants, the “Series A warrants”) have an exercise price of $1.25 per share.

In April 2025, in connection with the SPA Amendment, we amended certain of our outstanding Series B warrants not exercised pursuant to the Warrant Exercises or exchanged pursuant to the Warrant Exchanges, to reduce the exercise price from $1.50 to $0.45 per share.

Outstanding Warrants

As of March 31, 2025, we had issued and outstanding 6,221,094 pre-funded warrants, 11,803,829 Series A warrants (subject to amendment as described below), 11,823,829 Series B Warrants, and 29,930,500 Series C warrants. Inc connection with teh Warrant Exercises, holders exercised 7,178,934 Series A warrants and 2,142,147 Series B warrants. In connection with the Warrant Exchanges, holders exchanged 656,208 Series A warrants and 574,241 Series B warrants for 1,230,449 pre-funded warrants.

After giving effect to the Warrant Exchanges and Warrant Exercises, we may receive up to an aggregate of $9.9 million of gross proceeds from the exercise of the Series A warrants, Series C warrants and pre-funded warrants, assuming the exercise in full of all of such warrants for cash. Further, after giving effect to the Warrant Exchanges and Warrant Exercises, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $4.1 million from the exercise of our outstanding Amended Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. See Note 7, Warrants, for additional information.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the three months ended March 31, 2025, we sold an aggregate of 7,362,852 shares of our common stock under the ATM program, resulting in net proceeds of approximately $3.7 million after deducting underwriting discounts.

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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions such as the Israel-Hamas war and the Russia-Ukraine war, any tariffs enacted by the U.S. government and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2025 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of March 31, 2025, we had fixed lease payment obligations of $5.2 million, with $1.7 million payable within 12 months. In April 2025, we terminated our operating lease for additional unutilized office space in Birmingham, Alabama. We paid a one-time termination fee of $0.1 million, and will pay five monthly payments of $20,000, beginning June 1, 2025. Reflecting this termination, as of May 1, 2025, we had fixed lease payment obligations of $4.3 million, with $1.6 million payable within 12 months. See Note 12, Equipment and Facility Leases, for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,122)	$(7,919)
Net cash used in investing activities	—	(71)
Net cash provided by (used in) financing activities	3,893	(277)
Net increase (decrease) in cash and restricted cash	$771	$(8,267)

Operating Activities

Cash used in operating activities was $3.1 million during the three months ended March 31, 2025, primarily due to our net loss of $5.6 million, partially offset by an increase in non-cash charges of $1.5 million and changes in operating assets and liabilities of $0.7 million. Increases in our operating assets and liabilities consisted primarily of $0.6 million in prepaid expenses and other current assets and $0.2 million in accounts payable, partially offset by decreases of $0.1 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal. Increases in our non-cash charges consisted primarily of $0.8 million in stock-based compensation, $0.4 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.3 million of depreciation.

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

Investing Activities

Cash used in investing activities was $- million during the three months ended March 31, 2025.

Cash used in investing activities was $0.1 million during the three months ended March 31, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Financing Activities

Cash provided by financing activities was $3.9 million during the three months ended March 31, 2025, primarily due to $3.7 million in net proceeds received from our ATM program, $0.4 million in Series C warrants exercised, partially offset by $0.2 million in principal payments of finance leases.

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

Critical Accounting Policies

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our financial statements located elsewhere in this Quarterly Report on Form 10-Q. We have listed below our critical accounting estimates and accounting policies that we believe to have the greatest potential impact on our financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2025, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2025. See Note 13, Segments, in the accompanying notes to the condensed financial statements for further detail. Additionally, there is no pending accounting guidance that we expect to have a material impact on the condensed financial statements.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09 and we will adopt it for fiscal year ending December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our existing cash of $11.9 million as of March 31, 2025 is expected to fund our operations into March 2026. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. For example, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore partnership opportunities for the program. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

As of March 31, 2025, we had 6,221,094 pre-funded warrants, 11,803,829 Series A warrants, 11,823,829 Series B warrants, and 29,930,500 Series C warrants outstanding. The pre-funded warrants have an exercise price of $0.0001 per share. Certain of the Series A warrants, as amended (the “Amended Series A warrants”), have an exercise price of $0.45 per share. The remainder of the Series A warrants (the “Unamended Series A warrants” and, together with the Amended Series A warrants, the “Series A warrants”) have an exercise price of $1.25 per share. The Series B warrants have an exercise price of $1.50 per share. The Series C warrants have an exercise price of $0.27 per share.

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

We have incurred significant operating losses since inception. Our net loss was $5.5 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $127.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are developing certain of our product candidates, including INB-200, to be used in combination with approved therapies, such as chemotherapy, which may present additional challenges. For example, the FDA may require us to use more complex clinical trial designs, to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that most or any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, and changes to the standard-of-care.

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
•
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved or become standard-of-care for the indications we are investigating;
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

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as public health crises, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

If we fail to meet our obligations under the UABRF, CHOA or Emory license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the UABRF, CHOA and Emory license agreements, see Note 9, License Agreements, in our financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of March 31, 2025, we owned, co-owned or exclusively licensed five issued U.S. patents, seven issued European patents, 19 other issued foreign patents, 12 pending U.S. applications, two pending PCT applications and 27 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as INB-100, INB-200, INB-300, INB-400, INB-500, and INB-600, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent. However, the extension cannot extend the total patent term beyond 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. Additionally, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of March 31, 2025, we had 18 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2024, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the

Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the outcomes of the recent U.S. Presidential and Congressional elections. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Based upon shares of our common stock outstanding as of May 1, 2025, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing 14% of our outstanding common stock as of the date of this Quarterly Report. If our executive officers, directors and stockholders who own more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, elevated interest rates, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Similarly, tensions between China and Taiwan and the Russia-Ukraine and the Israel-Hamas wars have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets.

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the new U.S. administration, additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.

The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

IN8bio, Inc.

Date:	May 7, 2025	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)