Form 10-Q
period 2025-06-30
IN8BIO, INC.
filed 2025-08-07
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of August 3, 2025 was 4,539,717.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2025	December 31,
	(unaudited)	2024
Assets		(Note 2)
Current assets
Cash	$13,226	$11,120
Prepaid expenses and other current assets	515	1,458
Total Current Assets	13,741	12,578
Non-current assets
Property and equipment, net	2,347	2,858
Restricted cash	271	266
Right-of-use assets - finance leases	542	1,068
Right-of-use assets - operating leases	2,195	3,899
Other non-current assets	275	275
Total Non-Current Assets	5,630	8,366
Total Assets	$19,371	$20,944
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$379	$389
Accrued expenses and other current liabilities	635	1,047
Short-term finance lease liability	404	694
Short-term operating lease liability	536	953
Total Current Liabilities	1,954	3,083
Long-term finance lease liability	126	295
Long-term operating lease liability	2,052	3,088
Total Non-Current Liabilities	2,178	3,383
Total Liabilities	4,132	6,466
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at June 30, 2025 and December 31, 2024; 4,078,139 and 2,416,066 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively(1)	10	7
Additional paid-in capital	147,529	136,127
Accumulated deficit	(132,300)	(121,656)
Total Stockholders' Equity	15,239	14,478
Total Liabilities and Stockholders' Equity	$19,371	$20,944

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,487	$5,156	$5,459	$10,059
General and administrative	2,714	3,533	5,402	7,275
Total operating expenses	5,201	8,689	10,861	17,334
Interest income	107	60	217	143
Loss from operations	(5,094)	(8,629)	(10,644)	(17,191)
Net loss	$(5,094)	$(8,629)	$(10,644)	$(17,191)
Net loss per share – basic and diluted	$(1.24)	$(5.51)	$(3.65)	$(11.59)
Weighted-average number of shares used in computing net loss per common share, basic and diluted(1)	4,119,153	1,566,951	2,920,157	1,483,240

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2023	1,442,929	$4	$116,152	$(91,219)	$24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	1,442,929	4	117,303	(99,781)	17,526
Issuance of common stock, net of issuance costs	104,234	1	3,527	—	3,528
Issuance of common stock upon exercise of Series A warrants, net of issuance costs	666	—	25	—	25
Stock-based compensation expense	—	—	1,171	—	1,171
Net loss	—	—	—	(8,629)	(8,629)
Balance at June 30, 2024	1,547,829	$5	$122,026	$(108,410)	$13,621

Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	245,428	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	47,088	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	2,708,582	8	141,075	(127,206)	13,877
Issuance of common stock, net of issuance costs	1,058,861	2	3,615	—	3,617
Issuance of common stock upon exercise of Series A&B warrants, net of issuance costs	310,696	—	1,884	—	1,884
Stock-based compensation expense	—	—	955	—	955
Net loss	—	—	—	(5,094)	(5,094)
Balance at June 30, 2025	4,078,139	$10	147,529	(132,300)	15,239

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(10,644)	$(17,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	473
Non-cash stock-based compensation	1,786	2,411
Amortization of finance lease right-of-use assets	526	397
Amortization of operating lease right-of-use assets	416	393
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	943	878
Other non-current assets	—	(65)
Accounts payable	(10)	518
Accrued expenses and other current liabilities	(412)	(1,422)
Short-term operating lease liabilities	225	69
Long-term operating lease liabilities	(390)	(471)
Net cash used in operating activities	(7,049)	(14,010)
Investing activities
Purchases of property and equipment	—	(71)
Construction in progress	—	(83)
Net cash used in investing activities	—	(154)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	—	(89)
Proceeds from the issuance of common stock, net of issuance costs	7,352	3,528
Proceeds from the exercise of Series A & B warrants, net of issuance costs	1,884	25
Proceeds from the exercise of Series C warrants, net of issuance costs	383	—
Principal payments on finance leases	(459)	(362)
Net cash provided by financing activities	9,160	3,102
Net increase (decrease) in cash and restricted cash	2,111	(11,062)
Cash and restricted cash at beginning of period	11,386	21,538
Cash and restricted cash at end of period	$13,497	$10,476

Cash, end of period	$13,226	$10,217
Restricted cash, end of period	271	259
Cash and restricted cash, end of period	$13,497	$10,476

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$714
Initial measurement of finance lease right-of-use assets and liabilities	$—	$564
Lease modification of operating lease right-of-use assets and liabilities	$(1,287)	$492

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company" "our" or "we") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The Company’s lead product candidate, INB-100, is currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of clinical and preclinical programs, including INB-300, INB-400, INB-500 and INB-600, focused on addressing a range of potential applications, from solid tumors to autoimmune diseases and hematological cancers.

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

Reverse Stock Split

On May 8, 2025, the Company’s stockholders approved a proposal to effect an amendment to the Company’s Amended and Restated Certificate of Incorporation to implement a reverse stock split. On June 3, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split at a ratio of one-for-thirty (the “Reverse Stock Split”).

On June 5, 2025, the Company effected the Reverse Stock Split. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise or vesting of all outstanding stock options and warrants, and the number of shares of the Company’s common stock authorized for issuance pursuant to the Company’s equity incentive plans was reduced proportionally. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split resulted in any stockholder owning only a fractional share). All share and per share amounts of common stock disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Stock Split on a retroactive basis in all periods presented.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $10.6 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $132.3 million. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy. This includes our ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for our preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s revised business strategy, which was announced in September 2024, its existing cash of $13.2 million as of June 30, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

In addition, the Company may receive up to $1.7 million from the exercise of its outstanding Series A ordinary warrants ("Series A warrants") and up to $8.1 million from the exercise of its outstanding Series C common stock purchase warrants ("Series C warrants"). If not otherwise redeemed by the Company, the Company may also receive aggregate proceeds of up to $4.1 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants"). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on net loss as shown in our condensed statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 13, Segments.

Reclassification of Prior Presentation

Certain amounts in the prior period have been reclassified to conform to the current period presentation. Specifically, interest income, which was previously recorded within general and administrative expense, was reclassified to other income. This reclassification had no effect on the reported results of operations or cash flows.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the OBBBA’s impact on its financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development	$3	$450
Prepaid insurance	145	710
Other	367	298
Prepaid expenses and other current assets	$515	$1,458

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$449	$449
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(2,774)	(2,263)
Property and equipment, net	$2,347	$2,858

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024 and was $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical trials	$152	$485
Accrued research and development	69	139
Accrued compensation	231	207
Accrued legal	124	85
Accrued other	59	131
Accrued expenses and other current liabilities	$635	$1,047

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of June 30, 2025, the Company's calculated public float was less than $75.0 million. For the six months ended June 30, 2025, the Company sold an aggregate of 1,304,289 shares of its common stock under the ATM program, resulting in net proceeds of approximately $7.4 million after deducting sales agent fees and other offering expenses.

7. WARRANTS

In December 2023, the Company issued 19,141 pre-funded warrants (the "2023 Pre-Funded warrants"), 394,118 Series A warrants and 394,118 Series B warrants (the "2023 Private Placement"). The 2023 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded warrants terms. The 2023 Pre-Funded warrants meet the criteria for permanent equity classification. As of June 30, 2025, 19,141 2023 Pre-Funded warrants were issued and outstanding.

The Series A warrants were issued with an exercise price of $37.50 per share. The Series A warrants are exercisable immediately and were issued with an expiry date of June 13, 2025. The Company has the option to cause the Series A warrants to be exercised at a strike price of $37.50 per share upon the Company’s public announcement of INB-100 clinical data for the 10 currently enrolled patients, should they remain alive and evaluable, covering a period of at least 11 months, along with certain stock price and trading volume requirements. The Series A warrants meet the criteria for permanent equity classification.

In connection with the closing of the 2024 Private Placement (as defined below), the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 390,462 shares of the Company’s common stock, to (i) reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of June 30, 2025, 129,296 Series A warrants were issued and outstanding.

The Series B warrants were issued with an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into an Amendment No. 1 (the “SPA Amendment”) to Securities Purchase Agreement, dated September 30, 2024 (the “2023 Purchase Agreement”), to amend the restrictions on certain equity sales by the Company set forth in the 2023 Purchase Agreement. In consideration for the SPA Amendment, the Company amended the Company’s outstanding Series B warrants, representing approximately 303,574 shares of the Company’s common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of June 30, 2025, 303,574 Series B warrants were issued and outstanding.

In October 2024, the Company issued 188,227 pre-funded warrants (the "2024 Pre-Funded warrants"), and 1,044,726 Series C warrants (the "2024 Private Placement"). The 2024 Pre-Funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and are exercisable until the 2024 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded warrants terms. The 2024 Pre-Funded warrants meet the criteria for permanent equity classification. As of June 30, 2025, 188,227 2024 Pre-Funded warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of June 30, 2025, 997,638 Series C warrants were outstanding.

In April 2025 the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the “Participating Holders”) to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the “Warrant Exercises”) and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants (the “2025 Pre-Funded Warrants”), in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the “Warrant Exchanges”), for aggregate net proceeds of $1.9 million.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 246,667, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 41,000,000 shares. As of June 30, 2025, 137,999 shares were available for grant pursuant to the 2023 Plan, including the increase pursuant to the terms of the 2023 Plan, effective January 1, 2025.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by our Board of Directors. As of June 30, 2025, no shares of common stock had been issued under the ESPP and 26,260 shares remained available for future issuance under the ESPP. The Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2025.

Stock Option Activity

The following is a summary of the stock option award activity during the six months ended June 30, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	403,075	$60.93	8.05	$41
Granted	107,333	8.28
Exercised	—	—
Forfeited	(1,777)	15.31
Outstanding at June 30, 2025	508,631	$49.97	7.93	$—
Exercisable at June 30, 2025	209,750	$96.03	6.23	$—
Options expected to vest as of June 30, 2025	298,881	$17.65	9.13	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $6.70 and $37.20, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2025 and December 31, 2024.

Stock-Based Compensation Expense

For the six months ended June 30, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	June 30, 2025	June 30, 2024
Volatility	96.66% - 99.24%	90.31% - 102.54%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.00 - 4.24%	3.98% - 4.65%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$298	$514	$584	$1,046
General and administrative	657	657	1,202	1,365
Total stock-based compensation expense	$955	$1,171	$1,786	$2,411

No related tax benefits from stock-based compensation expense were recognized for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $3.4 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.72 years.

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

In consideration of the license granted under the UABRF License Agreement, the Company paid UABRF a nominal upfront payment and issued 3,041 shares of common stock to UABRF, which were subject to certain antidilution rights.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(5,094)	$(8,629)	$(10,644)	$(17,191)
Net loss per share—basic and diluted	$(1.24)	$(5.51)	$(3.65)	$(11.59)
Weighted-average number of shares used in computing net loss per share—basic and diluted	4,119,153	1,566,951	2,920,157	1,483,240

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	504,132	286,159	482,622	271,837
Series A warrants	217,793	393,511	305,137	393,813
Series B warrants	333,424	394,118	363,603	394,118
Series C warrants	997,638	—	1,008,304	—
Total	2,052,987	1,073,788	2,159,666	1,059,768

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2025, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of June 30, 2025, the Company has seven active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of June 30, 2025, the Company has one active lease from this leasing company. In June 2024, the Company entered into a new finance lease agreement with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.3 million as of June 30, 2025 and December 31, 2024, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.3 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, $0.3 million was included in restricted cash and $0 was included in other current assets.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Amortization of finance right-of-use assets	$525	$193	$765	$397
Interest on finance lease liabilities	43	28	71	55
Operating lease cost	339	346	646	650
Short-term lease cost	183	34	248	117
Variable lease cost	32	36	62	60
Total lease cost	$1,122	$637	$1,792	$1,279

June 30, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$71
Cash paid for amounts included in the measurement of lease liability – operating leases	$491
Weighted-average remaining lease term – finance leases (years)	1.24
Weighted-average remaining lease term – operating leases (years)	3.05
Weighted-average discount rate – finance leases	12.5%
Weighted-average discount rate – operating leases	14.5%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at June 30, 2025 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2025	$259	$285
2026	312	1,217
2027	—	1,019
2028	—	680
2029	—	66
Total lease payment	571	3,267
Less: interest	41	679
Total lease liabilities	530	2,588
Less: short-term lease liability	404	536
Long-term lease liability	$126	$2,052

13. SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision making group in making decisions on how to allocate resources and assess performance. The Company has one operating segment focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The CODM is the Company’s CEO. The CEO manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on net loss, which is reported on the condensed statements of operations. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in net loss reviewed by the CEO and are reported on the condensed statements of cash flows. The measure of segment assets is reported on the condensed balance sheets as total consolidated assets.

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended June 30,
	2025	2024
INB-100 research and development expenses	$228	$317
INB-200 research and development expenses	5	143
INB-400 research and development expenses	181	1,415
Personnel-related indirect research and development expenses	1,241	2,538
Total general and administrative expenses	2,714	3,533
Other segment items[1]	725	683
Segment net loss	$5,094	$8,629

(1)
Other segment items include preclinical expenses, interest income and other income.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-30 reverse stock split of our common stock that became effective on June 5, 2025, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer Zero ─ the safe elimination of all cancer cells in every patient battling the disease. We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate tumor and targeted cells. To date, we have conducted two main investigator-sponsored Phase 1 clinical trials to test our gamma-delta T cell technologies in cancer patients. INB-100 tests our DeltEx Allogeneic ("Allo") gamma-delta T cells in older patients with high-risk leukemias undergoing haploidentical stem cell transplantation ("HSCT") and INB-200 tested our DeltEx Drug Resistant Immunotherapy ("DRI") in newly diagnosed glioblastoma ("GBM") patients. Both trials have demonstrated long-term durable remissions with patients remaining alive and in remission for greater than four years.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We presented updated data at the 2025 Transplantation & Cellular Therapy ("TCT") Meeting in February 2025, demonstrating that, as of the January cutoff date, 100% of acute myeloid leukemia ("AML") patients across both original and expansion cohorts remain in complete remission ("CR"), with a median follow-up of 20.1 months for AML. Furthermore, these AML patients demonstrated 100% progression-free survival ("PFS") and 100% overall survival ("OS") rates at one-year post transplant, exceeding real-world matched control groups obtained from both the Center for International Blood and Marrow Transplant Research ("CIBMTR") national database, with 67.8% PFS and 74.7% OS at one-year, and from the Kansas University Cancer Center ("KUCC"), 57.4% PFS and 66.7% OS at one-year. KUCC is a tertiary referral center treating primarily intermediate and high-risk patients, and is where the study is currently being conducted. Patients treated with INB-100 are demonstrating prolonged and durable remissions supported by peripheral gamma-delta T cell expansion and persistence for one year, the first time this has been observed with an allogenic cellular therapy. In 2024, we held a meeting with the U.S. Food and Drug Administration ("FDA") and received regulatory guidance on a Phase 2 trial of INB-100 for the treatment of AML with PFS as the primary endpoint in a randomized controlled trial. To further de-risk this registrational pathway, we are currently enrolling an expansion cohort at the RP2D, with a target of up to an additional 15 patients (for 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the enrollment of the expansion cohort in 2025, with long-term follow-up results anticipated in 2026.

Our DeltEx drug resistant immunotherapy ("DRI") technology is an innovative and proprietary platform that genetically engineers gamma-delta T cells to allow synergistic combinations with conventional standard-of-care chemotherapies for the treatment of solid-tumor cancers. Our proprietary genetic engineering hijacks the tumor’s own resistance mechanism to a chemotherapy to protect our DRI gamma-delta T cells from the killing effects of such chemotherapies. This allows for combination with chemotherapies to drive deeper tumor responses, with the potential for better patient outcomes. Our first indication is newly diagnosed GBM. We have completed patient enrollment and dosing in the Phase 1 investigator-initiated trial of INB-200 (NCT04165941) and we continue to follow patients for PFS and OS. We recently presented an oral plenary presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting in June 2025 where we provided longer-term patient follow-up. As of June 9, 2025, four patients who received repeated doses of INB-200 remained alive and progression-free with the longest remaining progression-free for over 4 years. Patients receiving a single dose of INB-200 (cohort 1) had a median progression-free survival ("mPFS") of approximately 8 months compared to the expected 6.9 months mPFS in newly diagnosed GBM patients receiving the standard-of-care. Through May 31, 2025, patients who received repeated doses of INB-200 (cohort 2 and 3 combined) demonstrated a mPFS of 16.1 months, a +133% increase in mPFS over the expected 6.9 months mPFS for the standard-of-care Stupp protocol and a doubling in mPFS over the single dose patients. These mPFS results have already surpassed the historical median OS of 14.6 months associated with the SOC Stupp protocol alone. We continue to track the patients as we have not yet reached median OS and expect to provide additional updates later this year.

INB-400 is the corporate-sponsored investigational new drug application ("IND") for the Phase 2, multi-center clinical trial for our DeltEx DRI technology for the treatment of newly diagnosed GBM. While the IND remains open and we continue to treat any enrolled patients, in September 2024, we implemented a pipeline prioritization, suspending enrollment in the Phase 2 trial of INB-400 to conserve cash resources. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States. We will continue to follow any treated patients for safety, PFS and OS. During our conference call following the 2025 ASCO Annual Meeting, preliminary data from patients treated at three additional centers reported mPFS of 10.8 months as of May 31, 2025, with additional data expected later this year. We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and can be applied to multiple solid tumor types. We are seeking additional funding sources and/or strategic opportunities to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

Most recently we introduced INB-600, our proprietary and internally developed T cell engager platform. This platform represents a potentially revolutionary advancement in immunotherapy, harnessing the power of gamma-delta T cells through a distinctive mechanism that optimizes effector function and targeted cytotoxicity. To date, we have observed novel properties of the TCE, which include inducing the expansion and activation of gamma-delta T cells to potentially offer a sustained and potent anti-tumor response. This unique capability may not only enhance the immediate cytotoxic effects but can also build a more durable and long-lasting immune response, essential for combating both solid tumors and resistant leukemias/lymphomas as well as sustained target depletion for potential applications in autoimmune diseases. Unlike traditional TCEs, which can cause cytokine release syndrome ("CRS") and T cell exhaustion by broadly activating all T cells, our INB-600 TCE platform selectively activates gamma-delta T cells, including both V delta 1+ and V delta 2+ (Vd1+ and Vd2+) gamma-delta T cell subsets, leveraging their innate ability to recognize tumors with minimal risk of CRS. The pan activation and expansion of both the Vd1+ and Vd2+ gamma-delta T cell compartments further broadens our therapeutic potential, combining the rapid antigen presentation, immune activation and phagocytosis capabilities of Vd2+ cells with the more persistent durability and tissue residence properties of Vd1+ cells, with the goal of driving deeper responses and eliminate cancers or pathogenic B cells associated with autoimmune disease.

In April 2025, at the 2025 American Association for Cancer Research ("AACR") Annual Meeting, we presented in vitro studies that demonstrated INB-619, a CD19 and INB-633, a CD33 targeting gamma-delta TCE induced strong, antigen-specific cytotoxicity against CD19+ acute lymphoblastic leukemia ("ALL") and CD33+ AML cell lines, respectively. Both TCE’s promoted robust gamma-delta T cell expansion, activation and degranulation, with increased expression of IFN-γ, TNF-α, granzyme B, and perforin, indicating a transition to a highly cytotoxic phenotype. Importantly, both engagers exhibited minimal release of inflammatory cytokines which are known to drive CRS and/or tumor promotion, including IL-6, IL-10, and IL-17a.

In May 2025, at the 2025 American Society of Gene & Cell Therapy ("ASGCT") Annual Meeting, we presented preclinical data that demonstrated that INB-619 successfully eliminated disease-causing B cells in blood samples from patients with active Systemic Lupus Erythematosus ("SLE", or "Lupus"). INB-619 not only depletes the target CD19+ B cells, but also significantly expands and activates both key types of gamma-delta T cells (Vd1+ and Vd2+), overcoming one of the critical challenges in the clinical use of gamma-delta TCE’s in patients with chronic disease and dysfunctional immune systems, low gamma-delta T cell levels. These findings highlight the potential of INB-619 as a novel treatment option for autoimmune diseases, where harmful B cells secrete antibodies that drive inflammation and tissue damage. Unlike traditional TCEs that target CD3 and can often trigger severe side effects, INB-619 harnesses the unique properties of gamma-delta T cells to selectively eradicate B cells while minimizing inflammatory cytokines such as IL-6. The platform’s ability to effectively deplete B cells suggests potential for therapeutic applications in B cell driven autoimmune diseases.

We believe the INB-600 platform positions us with promising candidates for a range of potential applications, from solid tumors to autoimmune diseases, with the goal of offering a comprehensive approach to immune system modulation and disease treatment. We expect to present additional preclinical data in the second half of 2025.

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

Other Second Quarter Business and Clinical Highlights

•
Reached Durable Four-Year PFS Milestone in Glioblastoma: A patient in our INB-200 clinical trial has now surpassed four years without progression, a significant clinical milestone in frontline glioblastoma (GBM), demonstrating the extended survival potential and durability of our therapy compared to outcomes in other clinical trials of IDH-mutant glioma patients.
•
Positive Clinical Data Presented at ASCO 2025. We presented positive new data showing that GBM patients receiving multiple doses of INB-200 achieved median PFS of 16.1 months as of May 31, 2025, more than double the 6.9 months typically observed with the standard-of-care Stupp protocol. 40% of patients receiving multiple doses remain progression-free for over 18 months (up to 4 years) with no significant toxicities observed as of May 31, 2025.
•
Received the Award for Innovative Cell Therapy Manufacturing. We were recognized with the Host Region USA East Abstract Award at the International Society for Cell & Gene Therapy ("ISCT") 2025 Annual Meeting for its DeltEx™ platform. We showcased our robust manufacturing processes and scalable technology platform, essential for advancing cell therapy treatments with consistency and operational efficiency.
•
Presented New Preclinical Data in Autoimmune Diseases. We presented exciting new preclinical results at ASGCT 2025 for its innovative gamma-delta T cell engager (INB-619). INB-619 demonstrated complete, targeted depletion of harmful B cells in lupus samples without significant inflammatory cytokines, representing a potentially safer immunotherapy alternative with the ability to drive deeper B cell depletion.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx™ Allo γδ T cells	AML					• Enroll additional patients in expansion cohort at DL 2 through 2025; Add additional site(s) and parallel cohort as prospective control group • Provide updates in 2025 and 2026
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					
INB-500	γδ iPSC T cells	TBD					• Report updates on iSPC γδ T cell expansion
INB-600	γδ T cell engagers (TCEs)	TBD					• Report additional preclinical INB-619 data in 4Q25
Solid Tumors (Autologous)							
INB-200	DeltEx™ DRI*	GBM (1L)**					• Report long-term overall-survival data in 4Q25
INB-400#	DeltEx™ DRI*	GBM (1L)**					• Report data from patients treated in Ph 2 trial
Solid Tumors (Allogeneic)							
INB-400#	DeltEx™ DRI*	GBM (relapsed & 1L)					• Seeking additional funding and/or partnership

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
** 1L = First line therapy
^ Timing of next anticipated milestones are estimates based on the successful raise of additional capital to fund our programs and are subject to change
# Please refer to the Current Report on Form 8-K, filed with the SEC on August 7, 2025, for additional details about IN8bio's pipeline prioritization efforts

Going Concern

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

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $13.2 million as of June 30, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

We continue to deploy cash preservation measures to defer or reduce costs in the near term to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization and workforce reduction, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, as of June 30, 2025, we may receive an additional $1.7 million and $8.1 million in aggregate proceeds if the holders of our Series A warrants and Series C warrants exercise their warrants, respectively. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $4.1 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from the Private Placements or that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see "—Liquidity and Capital Resources" below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled "Risk Factors." The financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Reverse Stock Split

On June 5, 2025, we effected a one-for-thirty (1-for-30) reverse stock split (the “Reverse Stock Split”). Pursuant to the terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

All share and per share amounts of common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split. Refer to Note 1 of our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$2,487	$5,156	$(2,669)
General and administrative	2,714	3,533	(819)
Total operating expenses	5,201	8,689	(3,488)
Interest income	107	60	47
Loss from operations	(5,094)	(8,629)	3,535
Net loss	$(5,094)	$(8,629)	$3,535

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct research and development expenses:
INB-100	$228	$317	$(89)
INB-200	5	143	(138)
INB-400	181	1,415	(1,234)
Unallocated expenses
Preclinical expenses	14	19	(5)
Personnel expenses (including stock-based compensation)	1,241	2,538	(1,297)
Facility-related and other expenses	818	724	94
Total research and development expenses	$2,487	$5,156	$(2,669)

Research and development expenses were $2.5 million for the three months ended June 30, 2025, compared to $5.2 million for the comparable prior year period. These amounts include non-cash items such as stock-based compensation ("SBC") and depreciation of $0.5 million. The decrease of $2.7 million was primarily due to a $1.3 million decrease in personnel-related costs, including salaries and SBC as a result of the decrease in our headcount. Direct clinical costs decreased by $1.4 million due to decreased costs for INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended June 30, 2025, compared to $3.5 million for the comparable prior year period. These amounts include non-cash items such as SBC and depreciation of $0.7 million. The decrease of $0.8 million was primarily due to a decrease in personnel-related costs, including SBC, cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$5,459	$10,059	$(4,600)
General and administrative	5,402	7,275	(1,873)
Total operating expenses	10,861	17,334	(6,473)
Interest income	217	143	74
Loss from operations	(10,644)	(17,191)	6,547
Net loss	$(10,644)	$(17,191)	$6,547

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct research and development expenses:
INB-100	$454	$442	$12
INB-200	15	395	(380)
INB-400	626	2,404	(1,778)
Unallocated expenses
Preclinical expenses	59	46	13
Personnel expenses (including stock-based compensation)	2,501	5,059	(2,558)
Facility-related and other expenses	1,804	1,713	91
Total research and development expenses	$5,459	$10,059	$(4,600)

Research and development expenses were $5.5 million for the six months ended June 30, 2025, compared to $10.1 million for the comparable prior year period. These amounts include non-cash items such as SBC and depreciation of $1.1 million. The decrease of $4.6 million was primarily due to a $2.6 million decrease in personnel-related costs, including salaries and SBC as a result of the decrease in our headcount. Direct clinical costs decreased by $2.0 million due to decreased costs for INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the six months ended June 30, 2025, compared to $7.3 million for the comparable prior year period. These amounts include non-cash items such as SBC and depreciation of $1.2 million. The decrease of $1.9 million was primarily due to a decrease in personnel-related costs, including SBC, cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and the multiple private placements. Through June 30, 2025, we have raised an aggregate of $139.6 million of gross proceeds from the sale of our securities.

As of June 30, 2025, we had cash of $13.2 million. Our current plan of operation is to execute our business strategy, by advancing clinical development of INB-100, and progressing our other product candidates, including our preclinical pipeline and strengthening our internal research and development capabilities. Additionally, we are actively seeking additional funding and potential collaborative partners for INB-400 and our earlier stage assets. Based on this business strategy, our existing cash as of June 30, 2025 is only expected to fund the projected operating expenses and capital expenditure requirements into June 2026. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

Warrant Exercises and Exchanges

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the “Participating Holders”) to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the “Warrant Exercises”) and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants (the “2025 Pre-Funded Warrants”), in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the “Warrant Exchanges”), for aggregate net proceeds of $1.9 million. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information.

Stock Purchase Agreement Amendment and Series B Warrant Amendment

In April 2025, we entered into an Amendment No. 1 (the “SPA Amendment”) to Securities Purchase Agreement, dated September 30, 2024 (the “2023 Purchase Agreement”), to amend the restrictions on certain equity sales by us set forth in the 2023 Purchase Agreement. In consideration for the SPA Amendment, we entered into amendments with certain holders of the Series B warrants to reduce the exercise price from $45.00 to $13.50 per share (the “Amended Series B warrants”), to the extent such warrants were not exercised pursuant to the Warrant Exercises or exchanged pursuant to the Warrant Exchanges.

Outstanding Warrants

As of June 30, 2025, we had issued and outstanding 248,382 pre-funded warrants, 129,296 Series A warrants (subject to amendment as described below), 303,574 Series B Warrants, and 997,638 Series C warrants. In April 2025, the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the “Participating Holders”) to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock and (ii) exchange certain Series A warrants and Series B warrants for 41,014 Pre-Funded Warrants, for aggregate net proceeds of $1.9 million.

After giving effect to the Warrant Exchanges and Warrant Exercises, we may receive up to an aggregate of $9.8 million of gross proceeds from the exercise of the Series A warrants, Series C warrants and pre-funded warrants, assuming the exercise in full of all of such warrants for cash. Further, after giving effect to the Warrant Exchanges and Warrant Exercises, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $4.1 million from the exercise of our outstanding Amended Series B warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information on our outstanding warrants.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288), or the Shelf Registration Statement, with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the three and six months ended June 30, 2025, we sold an aggregate of 1,058,861 and 1,304,289 shares of our common stock under the ATM program, resulting in net proceeds of approximately $3.6 million and $7.4 million after deducting underwriting discounts.

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

Material Cash Requirements

Our material cash requirements as of June 30, 2025 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. In April 2025, we terminated our operating lease for additional unutilized office space in Birmingham, Alabama. We paid a one-time termination fee of $0.1 million, and will pay five monthly payments of $20,000, beginning June 1, 2025. See Note 12, Equipment and Facility Leases, for additional information. As of June 30, 2025, we had fixed lease payment obligations of $3.8 million, with $1.4 million payable within 12 months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(7,049)	$(14,010)
Net cash used in investing activities	—	(154)
Net cash provided by (used in) financing activities	9,160	3,102
Net increase (decrease) in cash and restricted cash	$2,111	$(11,062)

Operating Activities

Cash used in operating activities was $7.0 million during the six months ended June 30, 2025, primarily due to our net loss of $10.6 million, partially offset by non-cash charges of $3.2 million and changes in operating assets and liabilities of $0.3 million. Increases in our operating assets and liabilities consisted primarily of $0.9 million in prepaid expenses and other current assets, partially offset by decreases of $0.5 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, and $0.1 million in operating lease liabilities. Non-cash charges consisted primarily of $1.8 million in stock-based compensation, $0.9 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.5 million of depreciation.

Cash used in operating activities was $14.0 million during the six months ended June 30, 2024, primarily due to our net loss of $17.2 million and changes in operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $3.7 million. Decreases in our operating assets and liabilities consisted primarily of $1.4 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal and $0.5 million in long-term operating liabilities, partially offset by an increase of $0.9 million in prepaid expenses and other current assets and $0.5 million in accounts payable. Non-cash charges consisted primarily of $2.4 million in stock-based compensation due to increased employee headcount resulting from growth in our business, $0.8 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.5 million of depreciation.

Investing Activities

Cash used in investing activities was $- million during the six months ended June 30, 2025.

Cash used in investing activities was $0.2 million during the six months ended June 30, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Financing Activities

Cash provided by financing activities was $9.2 million during the six months ended June 30, 2025, primarily due to $7.4 million in net proceeds received from our ATM program, $2.3 million in warrants exercised, partially offset by $0.5 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

During the six months ended June 30, 2025, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2025. See Note 13, Segments, in the accompanying notes to the condensed financial statements for further detail. Additionally, there is no pending accounting guidance that we expect to have a material impact on the condensed financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our President and Chief Executive Officer ("CEO"), and Dr. Lawrence Lamb, our Chief Scientific Officer ("CSO"), and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
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
•
Our ability to maintain compliance with the minimum required closing bid price for continued listing on the Nasdaq Capital Market.
•
We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.
•
Unstable market and economic conditions, including as a result of interest rate volatility, tariffs, most-favored nation ("MFN") drug pricing, inflation expectations, bank closures, public health crises or geopolitical tensions, such as the Russia-Ukraine and/or the Israel-Hamas wars, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.

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

Our existing cash of $13.2 million as of June 30, 2025 is expected to fund our operations into June 2026. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. For example, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding and/or partnership opportunities and a regulatory pathway towards approval for the program. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, interest rates, tariffs, MFN drug pricing, inflation expectations, the U.S. federal elections, recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war and include social media posts from prominent politicians. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

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

As of June 30, 2025, we had 248,3824 pre-funded warrants, 129,296 Series A warrants, 303,574 Series B warrants, and 997,638 Series C warrants outstanding. The pre-funded warrants have an exercise price of $0.0001 per share. Certain of the Series A warrants, as amended (the “Amended Series A warrants”), have an exercise price of $13.50 per share. The Series B warrants have an exercise price of $13.50 per share. The Series C warrants have an exercise price of $8.10 per share.

The Series A warrants are exercisable immediately. The Amended Series A warrants will expire on October 4, 2025. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series C warrants are exercisable immediately and will expire on October 4, 2025.

We may receive up to an aggregate of $13.9 million from the exercise of the Series A, Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise or, in the case of the Series A warrants, if the mandatory exercise feature is triggered. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants. To date 47,088 Series C warrants have been exercised for net proceeds of $0.4 million.

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

We have incurred significant operating losses since inception. Our net loss was $5.1 million and $8.7 million for the three months ended June 30, 2025 and 2024 and $10.7 million and $17.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $132.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing our product candidates, undertaking preclinical studies, initiating and conducting clinical trials for INB-400, INB-200 and INB-100, business planning and raising capital. Other than INB-400, INB-200 and INB-100, all of our ongoing research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, multi-center pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidate, INB-100, in our ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized. Additionally, we announced in September 2024 that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding and/or partnership opportunities, if any, for the program. We would require substantial additional funds to recommence this trial.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-200 and INB-100 are our only product candidates currently in clinical trials. In September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding and/or partnership opportunities for the program, if any. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Our gamma-delta T-cell engager program (γδ TCE), INB-600, currently in preclinical development, is subject to significant risks and uncertainties that could materially impact development of this platform and impact our results, timelines, financing or business objectives. The development is early and preclinical and the work to bring a TCE through IND-enabling develop and into clinical development encompasses many critical processes including cloning into optimized GMP compliant vector and cell systems, scale-up, generation of transient or stable cell lines for production, GMP manufacturing and large-scale production presents complex scientific and technical challenges. This includes the risk that the T-cell engager’s properties, such as binding affinity or specificity, may not function as anticipated when transitioning from preclinical systems to larger-scale production system. Additionally, achieving sufficient purity during the purification process to meet stringent regulatory standards for clinical trials poses a significant risk, as difficulties in removing impurities or ensuring product stability could lead to manufacturing delays or failures. Furthermore, in IND-enabling animal models, there is a risk that the T-cell engager may not demonstrate the anticipated efficacy or may exhibit toxicity not previously identified in in vitro testing, potentially due to differences in biological systems or unforeseen off-target effects. Advancing to clinical trials introduces additional uncertainties, including challenges in obtaining regulatory approvals, potential safety or efficacy issues, difficulties in patient recruitment, and the complexities of trial execution. Failure to successfully address these risks could delay or prevent the progression of our T-cell engager into clinical development.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-100, INB-200 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing process, see the risks highlighted in "Risks Related to Manufacturing and our Dependence on Third Parties," including "Our manufacturing process is complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved."

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

We are developing certain of our product candidates, including INB-400 and INB-200, to be used in combination with approved therapies, such as chemotherapy, which may present additional challenges. For example, the FDA may require us to use more complex clinical trial designs, to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that most or any positive results are attributable to the already approved product. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. Moreover, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, and changes to the standard-of-care.

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

We have previously announced our goals for potentially submitting additional INDs for INB-100 and INB-400. We have suspended enrollment for INB-400 as we seek additional funding sources and/or potential partnerships for this program. We may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

We may seek breakthrough therapy, Regenerative Medicine Advanced Therapy ("RMAT") or Fast Track designations and may pursue accelerated approval for some or all of our current product candidates, but we may be unable to obtain such designations or, where obtained, we may be unable to maintain breakthrough therapy designation or obtain or maintain the benefits associated with such designations.

We may seek breakthrough therapy, RMAT or Fast Track designations and may pursue accelerated approval for INB-100, INB-200, INB-400 and some or all of our other and future product candidates. Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include intensive guidance on an efficient drug development program, beginning as early as Phase 1, organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough therapy designation does not change the standards for product approval. There can be no assurance that we will receive breakthrough therapy designation for any product candidate or any particular indication.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of June 30, 2025, we owned, co-owned or exclusively licensed five issued U.S. patents, seven issued European patents, 19 other issued foreign patents, 8 pending U.S. applications, three pending PCT applications and 23 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

As of June 30, 2025, we had 18 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, health information privacy laws, transparency laws, and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business—Government Regulation" in our Annual Report on Form10-K.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Since its enactment, however, there have been executive, judicial and Congressional challenges and amendments to the ACA. It is unclear how any such challenges, and the healthcare reform measures of the Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

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

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example: (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business—Government Regulation" in our Annual Report on Form 10-K.

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

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed the reverse stock split of our common stock by a ratio of 1-for-30, effective June 5, 2025. The liquidity of our common stock may be adversely affected by the reverse stock split as a result of the reduced number of shares outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the reverse stock split will result in the intended benefits, that the market price of our common stock will remain higher following the reverse stock split or that the market price of our common stock will not decrease in the future.

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

General Risk Factors

Unstable market and economic conditions, including as a result of inflation expectations, tariffs, MFN drug pricing, bank closures, public health crises or geopolitical tensions such as the Russia-Ukraine and/or the Israel-Hamas wars, may have serious adverse consequences on our business, financial condition and share price.

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

Trade disputes, tariffs, drug pricing, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the new U.S. administration, additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits.

(3) Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on August 3, 2021).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on June 4, 2025).

3.3

Second Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 7, 2023).

4.1	Form of 2025 Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
4.2

Form of Amendment to Series A Warrant issued to Participating Holders (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).

4.3

Form of Amendment to Series A Warrant issued to Participating Holders (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).

4.4	Form of Amendment to Series B Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
10.1

Amendment No. 1 to Stock Purchase Agreement, dated April 27, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).

10.2	Form of Inducement Letter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
10.3	Form of Exchange Letter (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
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

IN8bio, Inc.

Date:	August 7, 2025	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)