Form 10-Q
period 2025-09-30
IN8BIO, INC.
filed 2025-11-06
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2025 was 4,634,396.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2025	December 31,
	(unaudited)	2024
Assets		(Note 2)
Current assets
Cash	$10,689	$11,120
Prepaid expenses and other current assets	1,079	1,458
Total Current Assets	11,768	12,578
Non-current assets
Property and equipment, net	2,103	2,858
Restricted cash	273	266
Right-of-use assets - finance leases	416	1,068
Right-of-use assets - operating leases	2,039	3,899
Other non-current assets	169	275
Total Non-Current Assets	5,000	8,366
Total Assets	$16,768	$20,944
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$204	$389
Accrued expenses and other current liabilities	418	1,047
Short-term finance lease liability	343	694
Short-term operating lease liability	738	953
Total Current Liabilities	1,703	3,083
Long-term finance lease liability	64	295
Long-term operating lease liability	1,812	3,088
Total Non-Current Liabilities	1,876	3,383
Total Liabilities	3,579	6,466
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at September 30, 2025 and December 31, 2024; 4,589,196 and 2,416,066 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively(1)	10	7
Additional paid-in capital	149,333	136,127
Accumulated deficit	(136,154)	(121,656)
Total Stockholders' Equity	13,189	14,478
Total Liabilities and Stockholders' Equity	$16,768	$20,944

(1)
All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,104	$3,309	$7,563	$13,368
General and administrative	1,863	2,732	7,265	10,007
Severance and related charges	—	1,068	—	1,068
Total operating expenses	3,967	7,109	14,828	24,443
Interest income	113	23	330	166
Loss from operations	(3,854)	(7,086)	(14,498)	(24,277)
Net loss	$(3,854)	$(7,086)	$(14,498)	$(24,277)
Net loss per share – basic and diluted	$(0.85)	$(4.49)	$(4.18)	$(16.02)
Weighted-average number of shares used in computing net loss per common share, basic and diluted(1)	4,537,683	1,577,363	3,465,257	1,514,959

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2023	1,442,929	$4	$116,152	$(91,219)	$24,937
Issuance costs	—	—	(89)	—	(89)
Stock-based compensation expense	—	—	1,240	—	1,240
Net loss	—	—	—	(8,562)	(8,562)
Balance at March 31, 2024	1,442,929	4	117,303	(99,781)	17,526
Issuance of common stock, net of issuance costs	104,234	1	3,527	—	3,528
Issuance of common stock upon exercise of Series A warrants, net of issuance costs	666	—	25	—	25
Stock-based compensation expense	—	—	1,171	—	1,171
Net loss	—	—	—	(8,629)	(8,629)
Balance at June 30, 2024	1,547,829	5	122,026	(108,410)	13,621
Issuance of common stock, net of issuance costs	11,743	—	289	—	289
Stock-based compensation expense	—	—	1,764	—	1,764
Net loss	—	—	—	(7,086)	(7,086)
Balance at September 30, 2024	1,559,572	$5	$124,079	$(115,496)	$8,588

Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	245,428	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	47,088	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	2,708,582	8	141,075	(127,206)	13,877
Issuance of common stock, net of issuance costs	1,058,861	2	3,615	—	3,617
Issuance of common stock upon exercise of Series A & B warrants, net of issuance costs	310,696	—	1,884	—	1,884
Stock-based compensation expense	—	—	955	—	955
Net loss	—	—	—	(5,094)	(5,094)
Balance at June 30, 2025	4,078,139	10	147,529	(132,300)	15,239
Issuance of common stock, net of issuance costs	511,057	—	1,112	—	1,112
Stock-based compensation expense	—	—	692	—	692
Net loss	—	—	—	(3,854)	(3,854)
Balance at September 30, 2025	4,589,196	$10	$149,333	$(136,154)	$13,189

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(14,498)	$(24,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	725
Non-cash stock-based compensation	2,478	4,175
Amortization of finance lease right-of-use assets	652	625
Amortization of operating lease right-of-use assets	573	603
Loss on disposal of construction in progress	—	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	379	641
Other non-current assets	106	(69)
Accounts payable	(185)	211
Accrued expenses and other current liabilities	(629)	(2,184)
Short-term operating lease liabilities	426	101
Long-term operating lease liabilities	(630)	(717)
Net cash used in operating activities	(10,573)	(20,121)
Investing activities
Purchases of property and equipment	—	(71)
Construction in progress	—	(83)
Net cash used in investing activities	—	(154)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	—	(181)
Proceeds from the issuance of common stock, net of issuance costs	8,464	(89)
Proceeds from the exercise of Series A & B warrants, net of issuance costs	1,884	3,817
Proceeds from the exercise of Series C warrants, net of issuance costs	383	25
Principal payments on finance leases	(582)	(575)
Net cash provided by financing activities	10,149	2,997
Net decrease in cash and restricted cash	(424)	(17,278)
Cash and restricted cash at beginning of period	11,386	21,538
Cash and restricted cash at end of period	$10,962	$4,260

Cash, end of period	$10,689	$4,001
Restricted cash, end of period	273	259
Cash and restricted cash, end of period	$10,962	$4,260

Supplemental disclosure of non-cash financing and investing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$714
Initial measurement of finance lease right-of-use assets and liabilities	$—	$564
Lease modification of operating lease right-of-use assets and liabilities	$(1,287)	$492
Transfer of construction in progress to property and equipment	$—	$221

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company") is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The Company’s product candidate, INB-100, is currently in an ongoing investigator-sponsored Phase 1 clinical trial focused on patients with acute myeloid leukemia ("AML"). In addition, the Company has recently completed the investigator-sponsored Phase 1 clinical trial of INB-200 for the treatment of patients with newly diagnosed glioblastoma ("GBM"), and expects to present updated clinical data at the upcoming 2025 Society of Neuro-Oncology Annual Meeting. The Company’s DeltEx platform has yielded a broad portfolio of clinical and preclinical programs, including INB-300, INB-400, INB-500, INB-633 and INB-619, focused on addressing a range of potential applications, from solid and liquid tumors to autoimmune diseases.

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

Reverse Stock Split

On May 8, 2025, the Company’s stockholders approved a proposal to effect an amendment to the Company’s Amended and Restated Certificate of Incorporation to implement a reverse stock split. On June 3, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split at a ratio of one-for-thirty (the "Reverse Stock Split").

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

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $14.5 million and $24.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $136.2 million. The Company continues to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact the Company's ability and the timing to execute its strategy. This includes the Company's ability to achieve anticipated milestones and the timing of data releases and/or regulatory filings for its preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s revised business strategy, which was announced in September 2024, its existing cash of $10.7 million as of September 30, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

In addition, the Company may receive aggregate proceeds of up to $4.1 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants") if not otherwise redeemed by the Company and up to $8.1 million from the exercise of its outstanding Series C common stock purchase warrants ("Series C warrants"). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any proceeds from the exercise of these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund the Company's operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its condensed financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on net loss as shown in the Company's condensed statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 13, Segments.

Recently Issued Accounting Standards Updates

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt it for the fiscal year ending December 31, 2025.

The Company has evaluated all other issued and unadopted ASUs, and believes the adoption of these standards will not have a material impact on the condensed financial statements.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the OBBBA’s impact on its financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development	$1	$450
Prepaid insurance	732	710
Other	346	298
Prepaid expenses and other current assets	$1,079	$1,458

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$385	$449
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(2,954)	(2,263)
Property and equipment, net	$2,103	$2,858

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and was $0.8 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical trials	$38	$485
Accrued research and development	—	139
Accrued compensation	300	207
Accrued legal	75	85
Accrued other	5	131
Accrued expenses and other current liabilities	$418	$1,047

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

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of September 30, 2025, the Company's calculated public float was less than $75.0 million. For the nine months ended September 30, 2025, the Company sold an aggregate of 1,815,346 shares of its common stock under the ATM program, resulting in net proceeds of approximately $8.5 million after deducting sales agent fees and other offering expenses.

7. WARRANTS

In December 2023, the Company issued 19,141 pre-funded warrants (the "2023 Pre-Funded warrants"), 394,118 Series A warrants and 394,118 Series B warrants. The 2023 Pre-Funded warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until each such 2023 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded warrants terms. The 2023 Pre-Funded warrants meet the criteria for permanent equity classification. As of September 30, 2025, 19,141 2023 Pre-Funded warrants were issued and outstanding.

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

In connection with the closing of the 2024 Private Placement (as defined below), the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 390,462 shares of the Company’s common stock, to (i) reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of September 30, 2025, 129,296 Series A warrants were issued and outstanding.

As of October 4, 2025 all Series A warrants have expired and there are no Series A warrants outstanding.

The Series B warrants were issued with an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.01 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into an Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by the Company set forth in the Securities Purchase Agreement, dated September 30, 2024, by and among the Company and the investors party thereto. In consideration for the SPA Amendment, the Company amended the Company’s outstanding Series B warrants, representing approximately 303,574 shares of the Company’s common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of September 30, 2025, 303,574 Series B warrants were issued and outstanding.

In October 2024, the Company issued 188,227 pre-funded warrants (the "2024 Pre-Funded warrants"), and 1,044,726 Series C warrants (the "2024 Private Placement"). The 2024 Pre-Funded warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until each such 2024 Pre-Funded warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded warrants terms. The 2024 Pre-Funded warrants meet the criteria for permanent equity classification. As of September 30, 2025, 188,227 2024 Pre-Funded warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of September 30, 2025, 997,638 Series C warrants were outstanding.

In April 2025 the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the "Participating Holders") to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the "Warrant Exercises") and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants (the "2025 Pre-Funded warrants"), in each case for a cash payment of (a) $5.53 per warrant share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per warrant share for all other Participating Holders (the "Warrant Exchanges"), for aggregate net proceeds of $1.9 million.

The 2025 Pre-Funded warrants issued in connection with the Warrant Exchanges have an exercise price of $0.003 per share. Each 2025 Pre-Funded warrant is exercisable immediately and will be exercisable until such 2025 Pre-Funded warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of a 2025 Pre-Funded warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded warrants. Under the terms of the 2025 Pre-Funded warrants, the Company shall not effect the exercise of any portion of any 2025 Pre-Funded warrant, and a holder shall not have the right to exercise any portion of any 2025 Pre-Funded warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%;

provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company. As of September 30, 2025, 41,014 of these 2025 Pre-Funded warrants were outstanding.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 246,667, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 1,366,666 shares. As of September 30, 2025, 142,869 shares were available for grant pursuant to the 2023 Plan, including the increase pursuant to the terms of the 2023 Plan, effective January 1, 2025.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by the Board of Directors. As of September 30, 2025, no shares of common stock had been issued under the ESPP and 26,260 shares remained available for future issuance under the ESPP. The Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2025.

Stock Option Activity

The following is a summary of the stock option award activity during the nine months ended September 30, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	403,075	$60.93	8.05	$41
Granted	107,333	8.28
Exercised	—	—
Forfeited	(6,647)	14.76
Outstanding at September 30, 2025	503,761	$50.32	7.64	$—
Exercisable at September 30, 2025	236,113	$88.50	6.21	$—
Options expected to vest as of September 30, 2025	267,648	$16.63	8.90	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $6.70 and $26.70, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2025 and December 31, 2024.

Stock-Based Compensation Expense

For the nine months ended September 30, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2025	September 30, 2024
Volatility	96.66% - 99.24%	90.31% - 102.54%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.00 - 4.24%	3.98% - 4.65%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$278	$486	$862	$1,532
General and administrative	414	508	1,616	1,873
Severance and related charges	—	770	—	770
Total stock-based compensation expense	$692	$1,764	$2,478	$4,175

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was $2.6 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.53 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,854)	$(7,086)	$(14,498)	$(24,277)
Net loss per share—basic and diluted	$(0.85)	$(4.49)	$(4.18)	$(16.02)
Weighted-average number of shares used in computing net loss per share—basic and diluted	4,537,683	1,577,363	3,465,257	1,514,959

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	507,793	307,538	491,102	283,807
Series A warrants	129,296	393,452	245,879	393,691
Series B warrants	303,574	394,118	343,374	394,118
Series C warrants	997,638	—	1,004,710	—
Total	1,938,301	1,095,108	2,085,065	1,071,616

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2025, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2025, the Company has five active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of September 30, 2025, the Company had one active lease from this leasing company. In June 2024, the Company entered into a new finance lease agreement with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other non-current assets on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, which was modified and expanded in March 2024 for a 60-month term ending in March 2029, with an option to extend five years, resulting in an increase to both the right of use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. In April 2025, the Company terminated its operating lease for additional unutilized office space in Birmingham, Alabama. The Company paid a one-time termination fee of $0.1 million and paid five monthly payments of $20,000, beginning on June 1, 2025. As of October 1, 2025, there are no payments remaining.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.3 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, $0.3 million was included in restricted cash.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Amortization of finance right-of-use assets	$196	$219	$721	$616
Interest on finance lease liabilities	14	30	57	85
Operating lease cost	555	347	894	997
Short-term lease cost	131	28	314	145
Variable lease cost	60	38	92	98
Total lease cost	$956	$662	$2,078	$1,941

September 30, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$57
Cash paid for amounts included in the measurement of lease liability – operating leases	$621
Weighted-average remaining lease term – finance leases (years)	1.05
Weighted-average remaining lease term – operating leases (years)	2.82
Weighted-average discount rate – finance leases	12.8%
Weighted-average discount rate – operating leases	14.6%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at September 30, 2025 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2025	$122	$155
2026	312	1,217
2027	—	1,019
2028	—	680
2029	—	66
Total lease payment	434	3,137
Less: interest	27	587
Total lease liabilities	407	2,550
Less: short-term lease liability	343	738
Long-term lease liability	$64	$1,812

13. SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker ("CODM") or decision making group in making decisions on how to allocate resources and assess performance. The Company has one operating segment focused on the discovery, development and commercialization of gamma-delta T cell product candidates for unmet medical needs. The CODM is the Company’s CEO. The CEO manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on net loss, which is reported on the condensed statements of operations. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in net loss reviewed by the CEO and are reported on the condensed statements of cash flows. The measure of segment assets is reported on the condensed balance sheets as total consolidated assets.

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
			2025	2024
INB-100 research and development expenses	$171	$198	$625	$640
INB-200 research and development expenses	—	14	15	409
INB-400 research and development expenses	41	966	667	3,370
Personnel-related indirect research and development expenses	1,150	1,524	3,651	6,583
Total general and administrative expenses	1,863	2,732	7,265	10,007
Other segment items[1]	629	1,652	2,275	3,268
Segment net loss	$3,854	$7,086	$14,498	$24,277

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report"). Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-30 reverse stock split of our common stock that became effective on June 5, 2025, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer ZeroTM ─ the safe elimination of all cancer cells in every patient battling the disease. We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate malignant or pathogenic target cells. To date, we have conducted two main investigator-sponsored Phase 1 clinical trials to test our gamma-delta T cell technologies in cancer patients. INB-100 tests our DeltEx Allogeneic ("Allo") gamma-delta T cells in older patients with high-risk leukemias undergoing haploidentical stem cell transplantation ("HSCT") and INB-200 tests our DeltEx Drug Resistant Immunotherapy ("DRI") in newly diagnosed glioblastoma ("GBM") patients. Both trials have demonstrated long-term durable remissions with patients remaining alive and in remission for greater than four years.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We presented updated data at the 2025 Transplantation & Cellular Therapy ("TCT") Meeting in February 2025, demonstrating that, as of the January cutoff date, 100% of acute myeloid leukemia ("AML") patients across both the original and RP2D expansion cohorts remain in complete remission ("CR"), with a median follow-up of 20.1 months for AML. Furthermore, these AML patients demonstrated 100% progression-free survival ("PFS") and 100% overall survival ("OS") rates at one-year post transplant, exceeding real-world matched control groups obtained from both the Center for International Blood and Marrow Transplant Research ("CIBMTR") national database, with 67.8% PFS and 74.7% OS at one-year, and from the Kansas University Cancer Center ("KUCC"), 57.4% PFS and 66.7% OS at one-year. KUCC is a tertiary referral center treating primarily intermediate and high-risk patients, and is where the study is currently being conducted. In the second half of 2025, we added The James Comprehensive Cancer Center at Ohio State University as an additional clinical site to accelerate enrollment and increase patient access. Patients treated with INB-100 are demonstrating prolonged and durable remissions supported by peripheral gamma-delta T cell expansion and persistence for one year, the first time this has been observed with an allogenic cellular therapy. In 2024, we held a meeting with the U.S. Food and Drug Administration ("FDA") and received regulatory guidance on a Phase 2 trial of INB-100 for the treatment of AML with PFS as the primary endpoint in a randomized controlled trial. To further de-risk this registrational pathway, we are currently enrolling an expansion cohort at the RP2D, with a target of up to an additional 15 patients (for 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the enrollment of the expansion cohort by year-end 2025, or early 2026, with long-term follow-up results anticipated in 2026.

Our DeltEx drug resistant immunotherapy ("DRI") technology is an innovative and proprietary platform that genetically engineers gamma-delta T cells to allow synergistic combinations with conventional standard-of-care chemotherapies for the treatment of solid-tumor cancers. Our proprietary genetic engineering hijacks the tumor’s own resistance mechanism to a chemotherapy to protect our DRI gamma-delta T cells from the killing effects of such chemotherapies. This allows for combination with chemotherapies to drive deeper tumor responses, with the potential for better patient outcomes. Our first indication is newly diagnosed GBM. We have completed patient enrollment and dosing in the Phase 1 investigator-initiated trial of INB-200 (NCT04165941) and we continue to follow patients for PFS and OS. We recently presented an oral plenary presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting in June 2025 where we provided longer-term patient follow-up. As of June 9, 2025, four patients who received repeated doses of INB-200 remained alive and progression-free with the longest remaining progression-free for over four years. Patients receiving a single dose of INB-200 (cohort 1) had a median progression-free survival ("mPFS") of approximately eight months compared to the expected 6.9 months mPFS in newly diagnosed GBM patients receiving the standard-of-care. Through May 31, 2025, patients who received repeated doses of INB-200 (cohort 2 and 3 combined) demonstrated a mPFS of 16.1 months, a +133% increase in mPFS over the expected 6.9 months mPFS for the standard-of-care Stupp protocol and a doubling in mPFS over the single dose patients. These mPFS results have already surpassed the historical median OS of 14.6 months associated with the SOC Stupp protocol alone. We continue to track the patients as we have not yet reached median OS and expect to provide additional updates at the 2025 Society for Neuro-Oncology ("SNO") Annual Meeting in November of this year.

INB-400 is the corporate-sponsored investigational new drug application ("IND") for the Phase 2, multi-center clinical trial for our DeltEx DRI technology for the treatment of newly diagnosed GBM. While the IND remains open and we continue to track any enrolled patients, in September 2024, we implemented a pipeline prioritization, suspending enrollment in the Phase 2 trial of INB-400 to conserve cash resources. This trial sought to expand the assessment of genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States. We will continue to follow any treated patients for safety, PFS and OS. Preliminary data from patients treated at three additional centers reported mPFS of 10.8 months as of May 31, 2025, with additional data expected to be presented at the 2025 SNO Annual Meeting in November this year. We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and can be applied to multiple solid tumor types. We are seeking additional funding sources, potential accelerated approval pathways and/or strategic opportunities to potentially partner this program. In April 2023, we received Orphan Drug Designation for the autologous and allogeneic INB-400 products from the FDA, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM.

Most recently we introduced INB-600, our proprietary and internally developed T cell engager platform. This platform represents a potentially revolutionary advancement in immunotherapy, harnessing the power of gamma-delta T cells through a distinctive mechanism that optimizes effector function and targeted cytotoxicity. To date, we have observed novel properties of the TCE, which include inducing pan-gamma delta T cell expansion and activation to potentially offer powerful target cell elimination with a sustained and potent anti-tumor or anti-target response. This unique capability may not only enhance the immediate cytotoxic effects but can also build a more durable and long-lasting immune response, essential for combating both solid tumors and resistant leukemias/lymphomas as well as sustained deep target depletion for potential applications in autoimmune diseases. Traditional TCEs often function through CD3-based immune cell activation, which induce cytokine release syndrome ("CRS") and T cell exhaustion by broadly activating all T cells. In contrast, our INB-600 TCE platform selectively activates gamma-delta T cells through targeting of the gamma-delta TCR, which includes both V delta 1+ and V delta 2+ ("Vd1+" and "Vd2+") gamma-delta T cell subsets, leveraging their innate ability to recognize and kill target cells with minimal risk of CRS. The expansion of gamma-delta T cells can drive complete elimination of target cells without CD4 or CD8 expansion, demonstrating the power of this approach. The pan T cell activation and expansion of both the Vd1+ and Vd2+ gamma-delta T cell compartments further enhances our therapeutic potential by combining the rapid antigen presentation, immune activation, and phagocytosis capabilities of Vd2+ cells with the durable, tissue-resident persistence of Vd1+ cells, aimed at driving deeper and more sustained immune responses to eliminate cancers or pathogenic B cells associated with autoimmune disease.

In April 2025, at the 2025 American Association for Cancer Research ("AACR") Annual Meeting, we presented in vitro studies that demonstrated INB-619, a CD19 targeting gamma-delta TCE and INB-633, a CD33 targeting gamma-delta TCE induced strong, antigen-specific cytotoxicity against CD19+ acute lymphoblastic leukemia ("ALL") and CD33+ AML cell lines, respectively. Both TCE’s promoted robust gamma-delta T cell expansion, activation and degranulation, with increased expression of IFN-γ, TNF-α, granzyme B, and perforin, indicating a transition to a highly cytotoxic phenotype. Importantly, both engagers exhibited minimal release of inflammatory cytokines which are known to drive CRS and/or tumor promotion, including IL-6, IL-10, and IL-17a.

In May 2025, at the 2025 American Society of Gene & Cell Therapy ("ASGCT") Annual Meeting, we presented preclinical data that demonstrated that INB-619 successfully eliminated disease-causing B cells in blood samples from patients with active Systemic Lupus Erythematosus ("SLE" or "Lupus"). INB-619 not only depletes the target CD19+ B cells, but also significantly expands and activates both key types of gamma-delta T cells (Vd1+ and Vd2+), overcoming one of the critical challenges in the clinical use of gamma-delta TCE’s in patients with chronic disease and dysfunctional immune systems, low gamma-delta T cell levels. These findings highlight the potential of INB-619 as a novel treatment option for autoimmune diseases, where harmful B cells secrete antibodies that drive inflammation and tissue damage. Unlike traditional TCEs that target CD3 and can often trigger severe side effects, INB-619 harnesses the unique properties of gamma-delta T cells to selectively eradicate B cells while minimizing inflammatory cytokines such as IL-6. The platform’s ability to effectively deplete B cells suggests potential for therapeutic applications in B cell driven autoimmune diseases.

In October 2025, at the 2025 American College of Rheumatology ("ACR") Annual Convergance Meeting, we presented preclinical data demonstrating that INB-619, selectively expanded and activated gamma-delta T cells to drive powerful dose-dependent target elimination. Robust expansion of both Vd1+ and Vd2+ gamma-delta T cells enabled complete B cell depletion from SLE donor PBMCs without CD4 or CD8 expansion, demonstrating precise, targeted activation. INB-619 demonstrated complete B cell depletion comparable to commercially available CD3-based bi-specific TCE's but with a markedly improved cytokine release profile. Importantly, CRS associated cytokines including IL-6, IL-10, IL-4, and TNF-α were minimally released and below the comparators, even at higher nanomolar ("nM") concentrations of INB-619 that are far above the picomolar ("pM") concentrations required for full B cell depletion. These data highlight INB-619's ability to expand gamma-delta T cells and robustly deplete its target with minimal release of CRS associated cytokines. These data highlight INB-619’s ability to expand gamma-delta T cells and robustly eliminate B cells while maintaining a favorable safety profile, supporting a potentially wider therapeutic window that could enable higher dosing and complete immune reset in B cell-mediated autoimmune diseases.

We believe the INB-600 platform positions us with promising candidates for a range of potential applications, from solid tumors to autoimmune diseases, with the goal of offering a comprehensive approach to immune system modulation and disease treatment. We expect to present additional preclinical data in the second half of 2025 and in 2026.

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

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx™ Allo γδ T cells	AML					• Enroll and complete dosing of additional patients in expansion cohort at DL 2 through YE and early 2026; Add parallel cohort as prospective control group • Provide clinical updates and follow-up in 2026
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					• On-hold
INB-500	γδ iPSC T cells	TBD					• On-hold
INB-619	γδ T cell engagers (TCEs)	Autoimmune					• Advance to IND-enabling work in 2026
Solid Tumors (Autologous)							
INB-200	DeltEx™ DRI*	GBM (1L)**					• Report long-term overall-survival data at SNO in 4Q25
INB-400#	DeltEx™ DRI*	GBM (1L)**					• Report data from patients treated in Phase 2 trial at SNO in 4Q25 and 2026
Solid Tumors (Allogeneic)							
INB-400#	DeltEx™ DRI*	GBM (relapsed & 1L)					• Seeking additional funding and/or partnership

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

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offering, our at-the-market ("ATM") program with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), and private placements of equity securities.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $10.7 million as of September 30, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of the unaudited condensed financial statements contained elsewhere in this Quarterly Report, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

We continue to deploy cash preservation measures to defer or reduce costs in the near term to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization announced in September 2024, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. In addition, we may receive aggregate proceeds of up to $12.1 million from the exercise of our outstanding common stock warrants. There is no assurance, however, that we will receive any additional proceeds from the exercise of these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that we will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see "—Liquidity and Capital Resources" below.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$2,104	$3,309	$(1,205)
General and administrative	1,863	2,732	(869)
Severance and related charges	—	1,068	(1,068)
Total operating expenses	3,967	7,109	(3,142)
Interest income	113	23	90
Loss from operations	(3,854)	(7,086)	3,232
Net loss	$(3,854)	$(7,086)	$3,232

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Direct research and development expenses:
INB-100	$171	$198	$(27)
INB-200	—	14	(14)
INB-400	41	966	(925)
Unallocated expenses
Preclinical expenses	99	15	84
Personnel expenses (including stock-based compensation)	1,150	1,524	(374)
Facility-related and other expenses	643	592	51
Total research and development expenses	$2,104	$3,309	$(1,205)

Research and development expenses were $2.1 million for the three months ended September 30, 2025, compared to $3.3 million for the comparable prior year period. This includes non-cash items such as stock-based compensation ("SBC") and depreciation of $0.5 million for the three months ended September 30, 2025. The decrease of $1.2 million was primarily due to a $1.0 million decrease in direct clinical costs for INB-100, INB-200 and INB-400 and a $0.4 million decrease in personnel-related costs, including salaries and SBC as a result of the decrease in our headcount, partially offset by $0.1 million in increased costs for preclinical and facility related charges.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended September 30, 2025, compared to $2.7 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.4 million for the three months ended September 30, 2025. The decrease of $0.8 million was primarily due to a decrease in personnel-related costs, including SBC, cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.1 million and $0 million for the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$7,563	$13,368	$(5,805)
General and administrative	7,265	10,007	(2,742)
Severance and related charges	—	1,068	(1,068)
Total operating expenses	14,828	24,443	(9,615)
Interest income	330	166	164
Loss from operations	(14,498)	(24,277)	9,779
Net loss	$(14,498)	$(24,277)	$9,779

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Direct research and development expenses:
INB-100	$625	$640	$(15)
INB-200	15	409	(394)
INB-400	667	3,370	(2,703)
Unallocated expenses
Preclinical expenses	158	61	97
Personnel expenses (including stock-based compensation)	3,651	6,583	(2,932)
Facility-related and other expenses	2,447	2,305	142
Total research and development expenses	$7,563	$13,368	$(5,805)

Research and development expenses were $7.6 million for the nine months ended September 30, 2025, compared to $13.4 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $1.6 million for the nine months ended September 30, 2025. The decrease of $5.8 million was primarily due to a $2.9 million decrease in personnel-related costs, including salaries and SBC as a result of the decrease in our headcount. Direct clinical costs decreased by $3.1 million due to decreased costs for INB-200 and INB-400.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the nine months ended September 30, 2025, compared to $10.0 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $1.7 million for the nine months ended September 30, 2025. The decrease of $2.7 million was primarily due to a decrease in personnel-related costs, including SBC, cost savings related to directors' and officers' insurance premiums and a reduction in professional services.

Interest Income

Interest income was $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and the multiple private placements. Through September 30, 2025, we have raised an aggregate of $143.0 million of gross proceeds from the sale of our securities.

As of September 30, 2025, we had cash of $10.7 million. Our current plan of operation is to execute our business strategy, by advancing clinical development of INB-100, and progressing our other product candidates, including our preclinical pipeline and strengthening our internal research and development capabilities. Additionally, we are actively seeking additional funding and potential collaborative partners for INB-100, INB-400 and our earlier stage assets INB-619 and INB-633. Based on this business strategy, our existing cash as of September 30, 2025 is only expected to fund our projected operating expenses and capital expenditure requirements into June 2026. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of the pipeline prioritization announced in September 2024, raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

Warrant Exercises and Exchanges

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the "Participating Holders") to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the "Warrant Exercises") and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants, in each case for a cash payment of (a) $5.53 per warrant share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per warrant share for all other Participating Holders (the "Warrant Exchanges"), for aggregate net proceeds of $1.9 million. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information.

Stock Purchase Agreement Amendment and Series B Warrant Amendment

In April 2025, we entered into an Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by us set forth in the Securities Purchase Agreement, dated September 30, 2024, by among us and the investors party thereto. In consideration for the SPA Amendment, we entered into amendments with certain holders of the Series B warrants to reduce the exercise price from $45.00 to $13.50 per share, to the extent such warrants were not exercised pursuant to the Warrant Exercises or exchanged pursuant to the Warrant Exchanges.

Outstanding Warrants

As of September 30, 2025, we had issued and outstanding 248,382 pre-funded warrants, 129,296 Series A warrants, 303,574 Series B warrants, and 997,638 Series C warrants. The Series A warrants expired on October 4, 2025.

After giving effect to the Warrant Exchanges and Warrant Exercises, we may receive up to an aggregate of $8.1 million of gross proceeds from the exercise of the Series C warrants and pre-funded warrants, assuming the exercise in full of all of such warrants for cash. Further, after giving effect to the Warrant Exchanges and Warrant Exercises, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $4.1 million from the exercise of our outstanding Series B warrants. There is no assurance, however, that we will receive any additional proceeds from exercises of these warrants. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information on our outstanding warrants.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) the ("Shelf Registration Statement") with the SEC, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024. During the three and nine months ended September 30, 2025, we sold an aggregate of 511,057 and 1,815,346 shares of our common stock, respectively, under the ATM program, resulting in net proceeds of approximately $1.1 million and $8.5 million, respectively, after deducting underwriting discounts.

Under current SEC regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount that we can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of September 30, 2025, our public float was less than $75.0 million.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, increases in inflation expectations and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from uncertain economic conditions including inflation expectations and interest rates, bank failures, public health crises such as the COVID-19 pandemic, any potential for avian influenza or similar outbreak and other geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of September 30, 2025 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. In April 2025, we terminated our operating lease for additional unutilized office space in Birmingham, Alabama. We paid a one-time termination fee of $0.1 million, and paid five monthly payments of $20,000, beginning June 1, 2025. As of October 1, 2025, there are no additional payments due. See Note 12, Equipment and Facility Leases, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information. As of September 30, 2025, we had fixed lease payment obligations of $3.6 million, with $1.2 million payable within 12 months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(10,573)	$(20,121)
Net cash used in investing activities	—	(154)
Net cash provided by financing activities	10,149	2,997
Net decrease in cash and restricted cash	$(424)	$(17,278)

Operating Activities

Cash used in operating activities was $10.6 million during the nine months ended September 30, 2025, primarily due to our net loss of $14.5 million and changes in operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $4.4 million. Increases in our operating assets and liabilities consisted primarily of $0.4 million in prepaid expenses and other current assets and $0.1 million in non-current assets, partially offset by decreases of $0.6 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, $0.2 million in accounts payable and $0.2 million in net operating lease liabilities. Non-cash charges consisted primarily of $2.5 million in stock-based compensation, $1.2 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.8 million of depreciation.

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

Investing Activities

Cash used in investing activities was nil during the nine months ended September 30, 2025.

Cash used in investing activities was $0.2 million during the nine months ended September 30, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to capitalized software.

Financing Activities

Cash provided by financing activities was $10.1 million during the nine months ended September 30, 2025, primarily due to $8.4 million in net proceeds received from our ATM program and $2.3 million in proceeds from the exercise of warrants, partially offset by $0.6 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2025, we adopted Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2025. See Note 13, Segments, in the accompanying notes to the condensed financial statements for further detail. Additionally, there is no pending accounting guidance that we expect to have a material impact on the condensed financial statements.

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09 and we will adopt it for the fiscal year ending December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our existing cash of $10.7 million as of September 30, 2025 is expected to fund our operations into June 2026. We continue to deploy cash preservation to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. For example, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding and/or partnership opportunities and a regulatory pathway towards approval for the program. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements. Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited annual financial statements as of and for the years ended December 31, 2024 and 2023, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, interest rates, tariffs, MFN drug pricing, inflation expectations, recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from public health crises and geopolitical tensions, such as the Israel-Hamas war and the Russia-Ukraine war, and the current U.S. government shutdown. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

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

Our outstanding Series B and Series C warrants may not be exercised and we may not receive any cash proceeds from any exercise of warrants.

As of September 30, 2025, we had 248,3824 pre-funded warrants, 129,296 Series A warrants, 303,574 Series B warrants, and 997,638 Series C warrants outstanding. The pre-funded warrants have an exercise price of $0.003 per share. The Series A warrants expired on October 4, 2025. The Series B warrants have an exercise price of $13.50 per share, are exercisable immediately and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share, are exercisable immediately and will expire on October 4, 2027.

We may receive up to an aggregate of $12.2 million from the exercise of the Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants. To date, 47,088 Series C warrants have been exercised for net proceeds of $0.4 million.

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

We have incurred significant operating losses since inception. Our net loss was $3.9 million and $7.1 million for the three months ended September 30, 2025 and 2024 and $14.5 million and $24.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $136.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our gamma-delta T-cell engager program (γδ TCE), INB-600, INB-633 and INB-619, currently in preclinical development, are subject to significant risks and uncertainties that could materially impact development of this platform and impact our results, timelines, financing or business objectives. The development is early and preclinical and the work to bring a TCE through IND-enabling development and into clinical development encompasses many critical processes including cloning into optimized GMP compliant vector and cell systems, scale-up, generation of transient or stable cell lines for production, GMP manufacturing and large-scale production presents complex scientific and technical challenges. This includes the risk that the T-cell engager’s properties, such as the stimulatory/expansion domain, binding affinity or specificity, may not function as anticipated when transitioning from preclinical systems to larger-scale production system. Additionally, achieving sufficient purity during the purification process to meet stringent regulatory standards for clinical trials poses a significant risk, as difficulties in removing impurities or ensuring product stability could lead to manufacturing delays or failures. Furthermore, in IND-enabling animal models, there is a risk that the T-cell engager may not demonstrate the anticipated efficacy or may exhibit toxicity not previously identified in in vitro testing, potentially due to differences in biological systems or unforeseen off-target effects. Advancing to clinical trials introduces additional uncertainties, including challenges in obtaining regulatory approvals, potential safety or efficacy issues, difficulties in patient recruitment, and the complexities of trial execution. Failure to successfully address these risks could delay or prevent the progression of our T-cell engager into clinical development.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following (among other unforeseen events included in this "—Risks Related to the Development of our Product Candidates" subsection):

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

We have previously announced our goals for potentially submitting additional INDs for INB-100, INB-400 and INB-619. We have suspended enrollment for INB-400 as we seek additional funding sources and/or potential partnerships for this program. We may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Some of our product candidates, including INB-200 and INB-300, as well as our INB-400 program, are genetically engineered human cells, and the process of manufacturing such product candidates, as well as the lentiviral vectors, is complex, highly regulated, variable and subject to numerous risks. Manufacturing our product candidates involves harvesting cells from a donor, isolating cells via leukapheresis, activating and expanding the gamma-delta T cells, cryopreservation, testing, storage and eventually shipment and infusion of the cell product into the patient’s body.

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

Our gamma-delta T cell products for INB-100 and INB-200, as well as our INB-400 program, are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. Our current supply of vectors will cover approximately 189 patients after a large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval or rejection of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.

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

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as public health crises, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

Although we have been granted exclusive licenses under these license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance of patents and patent applications covering the technology that we license from UABRF and Emory. Therefore, we cannot always be certain that these patents and patent applications will be prepared, filed, prosecuted and maintained in a manner consistent with the best interests of our business. Although we have a right to have our comments considered in connection with the prosecution process, if the Licensors fail to prosecute and maintain such patents, or loses rights to those patents or patent applications as a result of its control of the prosecution activities, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

If we fail to meet our obligations under our license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on our license agreements, see Note 9, License Agreements, in our financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2025, we owned, co-owned or exclusively licensed five issued U.S. patents, seven issued European patents, 20 other issued foreign patents, nine pending U.S. applications, two pending PCT applications and 22 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Since we rely on third parties to help us discover, develop and manufacture our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations. In addition, from time to time, we may hire scientists or other employees or consultants who originate from jurisdictions, including China, that have a history of engaging in misappropriation or theft of trade secrets or other acts of trade secret espionage; if any such individuals are found to be engaging in such illegal behavior, it could have a material adverse effect on our ability to protect our intellectual property and our business prospects more generally.

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

As of September 30, 2025, we had 17 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, health information privacy laws, transparency laws, and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business─Government Regulation" in our Annual Report on Form10-K.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to

Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, which included a number of significant drug pricing reforms, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Medicare quality payment program remains unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services ("HHS") to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years (the "Medicare Drug Price Negotiation Program") and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2024, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, particularly in light of the current Trump administration’s health reform initiatives to date. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example: (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation ("CMMI") to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo ("Loper Bright"), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business─Government Regulation" in our Annual Report on Form 10-K.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

Trade disputes, tariffs, drug pricing, restrictions and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. With the new U.S. administration, additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

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

IN8bio, Inc.

Date:	November 6, 2025	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)