Form 10-K
period 2025-12-31
IN8BIO, INC.
filed 2026-03-12
CIK 1740279

tm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 001-39692

IN8BIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-5462585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 5th Avenue, Suite 5330 New York, New York	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 600-6438

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INAB	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $2.09 per share of the Registrant’s common stock as reported on the Nasdaq Stock Market LLC on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter was $7.6 million. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2026 was 9,847,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the Registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

261071999 v3

In this report, unless otherwise stated or the context otherwise indicates, the terms “IN8bio, Inc.,” “the Company,” “we,” “us,” “our” and similar references refer to IN8bio, Inc. “IN8BIO,” “INEIGHTBIO,” “Cancer Zero,” the IN8BIO logo, DeltEx and other trademarks, trade names or service marks of IN8bio, Inc. appearing in this Annual Report are the property of IN8bio, Inc. All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto. The images found on pages 9, 10, 15, 21, 27 and 29 of this Annual Report were created with biorender.com.

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to the 1-for-30 reverse stock split of our common stock that became effective on June 5, 2025, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

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
•
our expectations regarding the impact of international tariffs, public health crises and geopolitical tensions, such as wars and terrorism, on our business, our industry and the economy;
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

iii

PART I

Item 1. Business.

Overview

We are a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cellular therapy product candidates and gamma-delta T cell engagers ("TCEs") for cancer and autoimmune diseases. Gamma-delta T cells are a specialized population of T cells that possess unique properties. They are naturally occurring immune cells that can intrinsically regulate immune responses and have the ability to differentiate between healthy and diseased tissue. These cells serve as a functional bridge between innate and adaptive immunity, contributing to direct tumor-killing as well as immune cell recruitment and activation to drive deeper, more comprehensive immune responses. Multiple studies have demonstrated the robust tumor-killing ability of gamma-delta T cells and superior outcomes in cancer patients with elevated levels of gamma-delta T cells. Recent literature published in 2024 demonstrated that gamma-delta T cell levels are predictive of better survival outcomes even in melanoma patients being treated with checkpoint inhibitors and in leukemia patients being treated with chimeric antigen receptor T cell (“CAR-T”) therapies. The pivotal role of gamma-delta T cells in immune function and activation against diseases such as cancer underscores their therapeutic potential across a wide range of solid and hematologic cancers.

We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltExTM platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC") and genetically modified cell therapy approaches, as well as TCEs that are designed to effectively identify and eradicate tumor or target cells. We believe we are the most clinically advanced gamma-delta T cell-focused company and we are utilizing our suite of DeltEx platform technologies to potentially eliminate cancer cells to achieve our mission we refer to as Cancer ZeroTM ─ the safe elimination of all cancer cells in every patient battling the disease. We believe this lofty aspiration will one day be achievable and that it is our responsibility to directly contribute to global health efforts by pursuing scientific research that will advance the treatment of cancer and other diseases with unmet medical needs.

Our DeltEx platform is designed to overcome many of the challenges associated with the expansion, genetic engineering, and scalable manufacturing of gamma-delta T cells. This approach allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. We believe that our unique corporate and scientific insights into the advanced manufacturing and biology of gamma-delta T cells provide us with an innovative platform for treating cancer that capitalizes on the particular properties of gamma-delta T cells. We currently have two novel programs in the clinic that have demonstrated durable complete remission in difficult to treat cancers. We have used our DeltEx platform to create our pipeline of innovative allogeneic, autologous, iPSC and/or genetically modified product candidates designed to effectively target and potentially eradicate disease and improve patient outcomes.

To date, we have conducted two primary investigator-sponsored Phase 1 clinical trials evaluating our gamma-delta T cell technologies in cancer patients, which have both completed primary enrollment. INB-100 is assessing our DeltEx Allogeneic (“Allo”) gamma-delta T cell therapy in adult patients with high-risk leukemias undergoing haploidentical stem cell transplantation (“HSCT”). INB-200, evaluated our DeltEx Drug Resistant Immunotherapy (“DRI”) in patients with newly diagnosed glioblastoma (“GBM”). Both trials have demonstrated encouraging clinical activity, including long-term durable remissions, with patients remaining alive and in remission or progression-free for more than four years.

INB-100, our first allogeneic DeltEx product candidate, was developed to evaluate the safety and tolerability of donor-derived, expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial (NCT03533816) of INB-100 has completed primary enrollment and a recommended Phase 2 dose (“RP2D”) was determined. An expansion cohort at the RP2D is currently underway at the Kansas University Cancer Center (“KUCC”) and The James Comprehensive Cancer Center at The Ohio State University. In February 2025, we presented updated data at the 2025 Transplantation & Cellular Therapy ("TCT") Meeting, demonstrating that 100% of acute myeloid leukemia (“AML”) patients across both original and expansion cohorts remained in complete remission (“CR”), with a median follow-up of 20.1 months. These AML patients also demonstrated one-year progression-free survival (“PFS”) and overall survival (“OS”) rates that exceeded real-world control data from the Center for International Blood and Marrow Transplant Research (“CIBMTR”) and historical patient outcomes from the KUCC, where the study is being conducted. Patients treated with INB-100 are demonstrating prolonged and durable remissions, supported by gamma-delta T cell expansion and persistence beyond one year. In 2024, we held a meeting with the U.S. Food and Drug Administration (“FDA”) and received regulatory guidance regarding a Phase 2 trial of INB-100 for the treatment of AML, with relapse-free survival as the primary endpoint in a randomized controlled trial. To further support and de-risk this registrational pathway, we enrolled and treated patients in an expansion cohort of at least 15 additional patients, to confirm the improvements in relapse free and OS outcomes observed to date. We expect to complete patient treatment in the expansion cohort in early 2026 and to report long-term follow-up results at a medical meeting in late 2026.

Our DeltEx DRI technology is an innovative, proprietary platform that genetically engineers gamma-delta T cells to enable synergistic combinations with conventional standard-of-care (“SOC”) chemotherapies for the treatment of solid tumors. Our proprietary genetic engineering leverages the tumor’s own chemotherapy resistance mechanisms to protect our DeltEx DRI gamma-delta T cells from the cytotoxic effects of such chemotherapies, enabling combination therapies designed to enhance tumor killing and potentially improve patient outcomes. Our lead DeltEx DRI product candidate, INB-200, was developed for newly diagnosed GBM. Patient dosing in the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) has been completed and we continue to follow patients for PFS and OS. In May 2025, we delivered an oral plenary presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting presenting longer-term patient follow-up data. We continue to work towards the publication of the Phase 1 INB-200 data in a peer-reviewed journal.

INB-400 is our corporate-sponsored investigational new drug application (“IND”) for the Phase 2, multi-center clinical trial evaluating the DeltEx DRI technology in newly diagnosed GBM (NCT05664243). Treatment of enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline review, we suspended further enrollment in the Phase 2 trial of INB-400 to conserve capital. The trial was designed to further evaluate genetically modified DRI gamma-delta T cells in newly diagnosed GBM patients in multiple centers across the United States.

At the 2025 Annual Meeting of the Society of Neuro-Oncology (“SNO”), we presented consolidated data from the INB-200 (Phase 1) and INB-400 (Phase 2) trials in both poster and oral presentations. Patients across both trials who received multiple repeated doses of our DeltEx DRI gamma-delta T cells (N=14) demonstrated substantial improvements in median progression-free survival (“mPFS”) and median overall survival (“mOS”) across multiple participating clinical centers. These results were evaluated in the context of a contemporaneously enrolled control group of patients at the same clinical centers with the same treating physicians who received SOC therapy alone. The SOC control cohort reported an mPFS of 6.6 months and a mOS of 13.2 months despite a higher number of patients in the SOC control cohort receiving gross total resections. These control data are consistent with historical benchmarks in newly diagnosed GBM, including mPFS of 6.9 months and mOS of 14.6 months published in the New England Journal of Medicine ("NEJM") in 2005. This demonstrates both the aggressive nature of GBM, even with SOC treatment, and the significant need for new treatment options. In the data, updated through December 31, 2025, patients who received repeated doses of DeltEx DRI gamma-delta T cells reported an mPFS of 13.0 months and a mOS not reached (17.2+ months), with overall survival continuing to climb. We expect to provide a further clinical update, including additional mOS data from the total data set, at medical meetings in mid- and late-2026.

We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and may have potential applicability across multiple solid tumor types. In April 2023, we received Orphan Drug Designation from the FDA for both the autologous and allogeneic DeltEx DRI INB-400 product candidates, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM. We believe there may be potential regulatory designation pathways available for the autologous DeltEx DRI program in newly diagnosed GBM and intend to seek further guidance from the FDA regarding potential development and regulatory pathways in 2026. Following such regulatory guidance, we expect to evaluate potential funding sources and strategic opportunities to support continued development of this program toward potential commercialization.

Most recently we introduced INB-600, our proprietary, internally developed TCE platform. This platform represents a potentially revolutionary advancement in immunotherapy, harnessing the unique power of gamma-delta T cells through a differentiated mechanism intended to optimize effector function and targeted cytotoxicity. To date, we have observed novel properties suggesting that the TCE can significantly expand and activate gamma-delta T cells, with the potential to drive sustained and potent anti-tumor or anti-target immune responses. This unique capability may not only enhance the immediate cytotoxic effects through in vivo expansion of effector gamma-delta T cells, but also promote a more durable and long-lasting immune response, essential for combating both solid tumors and resistant leukemias/lymphomas as well as sustained target depletion for potential applications in autoimmune diseases. The dual activation and expansion of Vd1+ and Vd2+ gamma-delta T cell subsets further broadens our therapeutic potential, combining the power of the rapid antigen processing of Vd2+ cells with the increased cellular stability and tissue penetrating properties of Vd1+ cells as an innate immune force multiplier. Importantly, unlike traditional CD3-directed T cell engagers that broadly activate T cells, our gamma-delta TCE is designed to signal through the gamma-delta T cell receptor (“TCR”), selectively activating gamma-delta T cells. This differentiated mechanism may provide a potential safety advantage, as gamma-delta T cells are not typically associated with high levels of cytokines such as IL-6 or TNF-alpha that are linked to cytokine release syndrome (“CRS”) observed with certain alpha-beta T cell directed therapies. We believe INB-600 positions us with a promising platform with potential applicability from solid tumors to autoimmune diseases, supporting our goal to leverage gamma-delta T cell biology for targeted immune system modulation and disease treatment.

We have demonstrated that INB-619, a CD19 targeted gamma-delta TCE, can efficiently and completely eliminate targeted B cells in a dose-dependent manner. Data presented at The American College of Rheumatology Convergence 2025 meeting (“ACR Convergence 2025”) highlighted the potential of INB-619 in B cell-driven autoimmune diseases such as systemic lupus erythematosus (“SLE”) and demonstrated deep B cell depletion through selective activation and expansion of gamma-delta T cells. INB-619 was evaluated in comparison to commercial FDA-approved B cell depletors, blinatumomab (CD19 targeted) and mosunetuzumab (CD20 targeted), and demonstrated equivalent in vitro potency and complete B cell elimination. Notably, INB-619 exhibited a favorable cytokine profile with minimal to no detectable levels of CRS-associated cytokines including IL-6, a validated clinical CRS biomarker, while both approved therapies resulted in significantly higher levels of CRS cytokines. This data positions INB-619 as a promising candidate for autoimmune indications, potentially enabling deeper B cell depletion, immune reset and an enhanced safety profile, while the selective gamma-delta T cell approach addresses potential limitations like CD3-induced T cell exhaustion and the toxicities seen with other CD3-based TCE approaches.

We also have a portfolio of preclinical programs within our DeltEx pipeline that currently remain paused in development due to financial market conditions and pipeline prioritization. These include INB-300, a targeted non-signaling gamma-delta T cell based chimeric antigen receptor (“nsCAR”) construct, which is applicable to both solid and liquid tumors, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cellular therapies. We presented additional preclinical data for INB-300, demonstrating our proof-of-concept in vitro studies, against the leukemia antigen targets CD33 and CD123, at the American Association for Cancer Research ("AACR") Annual Meeting in 2024. These data demonstrated the ability of our nsCAR constructs to distinguish between tumor tissue and healthy tissue.

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

Based on our business strategy, we expect that our existing cash of $27.1 million as of December 31, 2025, is not anticipated to fund our projected operating expenses and capital expenditure requirements after April 2027, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern. We continue to take cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of patient enrollment and/or regulatory filings for our preclinical and clinical programs. For more information, see “Going Concern” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, for a further discussion of our liquidity and the conditions that raise substantial doubt regarding our ability to continue as a going concern.

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

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx™ Allo γδ T cells	AML					• Complete dosing of additional patients in the DL2 expansion cohort 1H26 • Provide clinical updates and follow-up YE 2026
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					• On-hold for potential partnering
INB-500	γδ iPSC T cells	TBD					• On-hold for potential partnering
INB-619	γδ T cell engagers (TCEs)	Autoimmune and Oncology					• IND-enabling studies with initial mouse model data in 2026
Solid Tumors (Autologous)							
INB-200	DeltEx™ DRI*	GBM (1L)**					• Trial completed, pursuing peer-reviewed publication of data
INB-400#	DeltEx™ DRI*	GBM (1L)**					• Obtain FDA guidance on potential registrational pathways in 2026 • Present updated mOS data in mid- and late- 2026
Solid Tumors (Allogeneic)							
INB-400#	DeltEx™ DRI*	GBM (relapsed & 1L)					

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
** 1L = First line therapy
^ Timing of next anticipated milestones are estimates based on the successful raise of additional capital to fund our programs and are subject to change
# Please refer to the Quarterly Report on Form 10-K, filed with the SEC on March 12, 2026, for additional details about IN8bio's pipeline efforts

Figure 1. Pipeline Chart

Our Strategy

We are dedicated to leveraging our DeltEx platform to develop next generation gamma-delta T cell therapies that we believe can dramatically improve outcomes for cancer patients in our efforts to achieve our mission of Cancer ZeroTM. To achieve this goal, our strategy, which is dependent on our ability to raise additional capital or successfully deploy other strategic options, is as follows:

•
Continue to complete the expansion cohort in the Phase 1 trial of our clinical product candidate INB-100, while exploring opportunities to advance our other candidates including INB-400. We are conducting a Phase 1 dose escalation clinical trial of INB-100, our DeltEx Allo product candidate in patients with hematologic malignancies undergoing allogeneic HSCT. We currently expect to report initial long-term follow up data from the Phase 1 clinical trial including patients in the expansion cohort at a medical meeting in late 2026. We have completed patient treatment in our INB-200 and INB-400 programs, which comprise our autologous DeltEx DRI programs developed for the treatment of newly diagnosed GBM. In September 2024, we suspended enrollment in our Phase 2, multi-center clinical trial of INB-400, a company-sponsored clinical program evaluating our autologous DeltEx DRI product candidate in newly diagnosed GBM. We continue to monitor patients who were enrolled and treated and we expect to provide a further clinical update, including additional mOS data from the total data set, at medical meetings in mid- and late-2026. We will seek guidance from the FDA on potential regulatory pathways toward registration and we will evaluate opportunities to fund and/or partner this program.
•
Advance INB-619 into clinical development, subject to animal data and receiving authorization from FDA pursuant to company-sponsored INDs. INB-619 is our proprietary, internally developed CD19 targeting TCE program. Gamma-delta T cells have demonstrated advantageous properties in the clinic, including low rates of CRS and immune effector cell–associated neurotoxicity syndrome (“ICANS”). Our TCE platform has unique features that we believe may widen the therapeutic window and address some of the challenges with the development of conventional T cell engagers. This program positions us with a promising candidate for a range of potential applications, from solid tumors to autoimmune diseases, offering a novel approach to immune system modulation and disease treatment. We expect to present preliminary animal model data in 2026, with a goal of submitting an IND in 2027.
•
Advance and continue to scale our manufacturing. We have established an automated, closed-system, reproducible, scalable manufacturing platform. We will continue to focus on expanding manufacturing capacity and capabilities along with advanced manufacturing methods to support our ongoing and anticipated clinical development. In addition to using collaborators such as the Cellular Therapy Laboratory at the University of Alabama at Birmingham ("UAB") and the Dunbar CAR-T Cell Program at the University of Louisville, we plan to expand our internal manufacturing capabilities as well as potential collaborations with contract development and manufacturing organizations (“CDMOs”) as we seek a path towards registration. We will leverage our company know-how and collaborators for product delivery, logistics and capacity expansion across our parallel processes.
•
Independently develop and commercialize our product candidates where we believe we can maximize their value and benefit to patients. Given the broad applicability of our DeltEx gamma-delta T cell pipeline across multiple cancer and autoimmune indications, we plan to maximize its value by retaining development and commercialization rights to the product candidates, indications, and geographies that we believe we can commercialize successfully on our own, pending regulatory approval. We plan to collaborate on candidates that show promising utility in disease indications, patient populations or geographies that we believe would be better served by the resources, specific expertise or commercial abilities of other biopharmaceutical companies or partners.
•
Continue to build value through expansion and continuation of our intellectual property portfolio in relevant geographies. As of December 31, 2025, our intellectual property portfolio consisted of 11 patent families that broadly protect our DeltEx platform and our product candidates, both through composition of matter and method of use. Our patents and pending applications broadly cover the use of allogeneic gamma-delta T cells in HSCT, including in the treatment of AML and other cancers. Our patents also broadly cover genetic modifications to gamma-delta T cells that convey chemotherapy resistance, including our DeltEx DRI cells, and their use in multiple solid and liquid tumors. Our future product candidates could incorporate additional proprietary genetic alterations designed to make them resistant to other chemotherapies utilized to treat multiple types of solid tumor cancers. Our patents also cover the method of generating these genetically engineered cells from patients or donors and their use in multiple solid and liquid tumors. Finally, we have patent families that cover the composition of our nsCAR constructs in gamma-delta T cells, as well as our iPSC platform and gamma-delta TCE platform.

Gamma-Delta T Cells: Leveraging the Nexus of the Immune System

The Rise of Cell Therapy and Subsequent Fall – Rising Again from the Ashes

There has been significant innovation in the treatment of cancer, including novel cellular therapies, radiotherapies and TCEs. Immuno-oncology utilizes the immune system to identify and kill cancer and/or target cells. Such therapies can either prevent the tumor’s ability to suppress immune attack or to directly utilize immune cells to kill specifically targeted cells. The immune system consists of complex and highly evolved groups of cells that have the ability to target dangerous pathogens and damaged or sick tissue to keep the body safe. The system is generally comprised of two functional branches, the innate or early immune response and the adaptive or memory immune response. Gamma-delta T cells bridge between these systems and are endowed with at least two independent recognition systems to sense tumor cells and to initiate anticancer killing by recruiting and activating multiple immune cell types.

The innate and adaptive immune responses both play critical roles in the fight against cancer. While both systems possess critical functions, the most effective tumor-killing occurs when they work in concert. As shown in Figure 2 below, gamma-delta T cells sit at the nexus of the two systems and possess a powerful combination of both innate and adaptive cell properties. They can directly kill without prior antigen priming, similar to certain innate cells, such as natural killer (“NK”) cells, but can also function to present antigen directly to drive cytokine release and to target neoantigens through antigen mediated cell killing.

Figure 2. Gamma-Delta T Cells: Innate and Adaptive Immune System Characteristics

Most cell therapy approaches utilize either the adaptive immune system, such as alpha-beta T cells, or the innate immune system, such as NK cells. These approaches have demonstrated certain inherent limitations, particularly with allogeneic approaches against solid tumors, which has contributed to a severe downturn in sector-wide enthusiasm. Recent clinical data has demonstrated that the depth and durability of responses have often fallen short of initial expectations. Consequently, pharmaceutical companies have shifted their focus towards in vivo CAR-T approaches with multiple partnerships and acquisitions occurring in recent years. These in vivo approaches, however, remain early stage, with unproven safety and only a small number of patients having been treated. We believe that, when used appropriately, the unique properties of gamma-delta T cells suggest that their therapeutic use could overcome many of the challenges observed with alpha-beta and NK cellular therapies. Simplistically, gamma-delta T cells are a combination of both immune worlds, with the memory and persistence features of the adaptive immune cells along with the recognition, killing and safety features of the innate immune cells. To date, our clinical data across multiple trials support the potential of this approach. Allogeneic gamma-delta T cells in patients with high-risk leukemia and autologous, genetically modified gamma-delta T cells in patients with glioblastoma have both demonstrated durable, long-term progression-free remissions, with some patients exceeding four years in two very different and difficult-to-treat indications.

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

Since 2017, the FDA has approved multiple CAR-T and cellular therapies, which have been transformative in the treatment of certain hematological cancers and are now estimated to generate over $6 to 7 billion in annual sales in 2026. Of late, as we have moved into more complex and difficult-to-treat cancers, multiple cell therapy products in development have succumbed to significant toxicities and/or failed to demonstrate robust and durable tumor remissions. This general lack of efficacy in certain tumors underscores the limited therapeutic window and inherent challenges of CAR-T approaches. Many of the limitations of CAR-T cell therapies are related to the fundamental dynamics of complex, heterogeneous tumors and T cell biology. This includes (i) the potential inability to effectively target the entire tumor using a single antigen CAR due to tumor heterogeneity, (ii) the potential inability to effectively penetrate the tumor microenvironment ("TME"), due to physical barriers such as tumor bulk, (iii) the lack of tumor antigens, which are ubiquitously and uniquely expressed on tumor cells resulting in off-tumor toxicities, (iv) potential limited T cell function due to the immunosuppressive TME, including regulatory T cells ("Tregs"), and other immune-suppressive cells, (v) limited ability to efficiently deliver cells directly to the tumor site to generate a high effector to target ("E:T") ratio, (vi) the rapid immune rejection of human leukocyte antigen (“HLA”) mismatched, allogeneic cells and (vii) the inability to combine with effective chemotherapeutic regimens due to the chemosensitivity of immune cells. Additional challenges that have potentially hampered widespread adoption of existing CAR-T technologies include scalability, safety and cost.

In recent years, multiple programs have also attempted to leverage natural killer CAR based therapies ("CAR-NK") to amplify the innate immune response to cancer with limited success. NK cells are innate immune cells that possess the ability to detect and kill cancer cells by recognizing common antigens without highly selective adapted receptors towards specific antigens. Their cytotoxicity is mainly dependent on the balance between activating and inhibitory signals, such as killer cell immunoglobulin-like receptors ("KIRs"), which can be overcome with the addition of CARs to allow for their use in cell therapy. CAR-NKs are attractive over alpha-beta CARs for two primary reasons: (i) CAR-NKs do not express the cytokine IL-6, one of the major drivers of CRS, which can lead to substantial morbidity and mortality with traditional immune CAR-T therapies; and (ii) CAR-NKs are not major histocompatibility complex ("MHC"), restricted and can be infused from a donor to a patient without complex and expensive genetic engineering to prevent graft versus host disease ("GvHD").

Despite these advantages, the development of CAR-NKs has faced several key challenges — in particular, manufacturing difficulties and limited scalability, their sensitivity to cryopreservation leading to a loss of viability and cytotoxicity, a limited ability to efficiently introduce genetic modifications, and lower cell persistence. Importantly, against solid tumors, the addition of a CAR to overcome KIR inhibition in an NK cell overrides their endogenous ability to target multiple receptors and results in a single antigen targeting CAR with the same limitation towards relapse due to tumor heterogeneity and ultimately antigen escape as a traditional CAR-T. In recent years, CAR-NK and allogeneic CAR-T cell clinical data proved to be disappointing due to the lack of deep and durable tumor responses. This is often due to a lack of persistence of allogeneic cellular therapies where reconstitution of the hosts immune system, specifically the NK cells, following transient lymphodepletion results in rapid elimination of the allogeneic therapy in a process known as host-vs-graft. Further, data published in the Journal of Translational Medicine in early 2024 demonstrated that NK cells that enter the solid tumor microenvironment can be rapidly reprogramed into dysfunctional tissue resident cells that lack effector function and anti-tumor activity. These observations have resulted in significant pipeline changes and the termination of most oncology programs by major biotechnology and pharmaceutical companies developing CAR-T, CAR-NK or even iNK cell therapies over the past few years.

The inherent and engineered limitations of these therapies, particularly in the solid tumor setting, creates substantial opportunity for improved and differentiated cell therapies for cancer and autoimmune disease .

Why Gamma-Delta T Cells?

Gamma-delta T cells are a unique subset of immune cells that sit at the nexus of the innate and adaptive immune systems and possess properties of both, performing diverse immune functions including protection against tumors. This combination of features conveys functional abilities that make them ideally suited for use in cell therapy against cancer. They typically account for up to 10% of T cells but can undergo rapid activation and expansion in response to diseased or damaged tissue. As gamma-delta T cells bridge between the innate and adaptive immune response, they are thought to have greater persistence than NK cells. Our own histopathological data from the INB-200 clinical trial has repeatedly demonstrated both an increase in the number of gamma-delta T cells and their continued presence in the TME, following infusion(s) of our DeltEx DRI modified gamma-delta T cells. The University of Pennsylvania published data in the journal Nature in February 2022 that demonstrated decade-long leukemia remissions in two patients with chronic lymphocytic leukemia. The data showed persistence of highly activated CD4+ CAR-T cells including a large population of gamma-delta CAR-T cells that prominently expanded in one patient along with CD8+ CAR T cells. Surprising data from our own INB-100 program in leukemia patients undergoing HSCT had demonstrated for the first time the in vivo expansion and long-term persistence of allogeneic gamma-delta T cells for as long as 365 days.

Gamma-delta T cells are multifunctional with a complex receptor repertoire including the semi-invariant TCR which allows them to distinguish between healthy and diseased or stressed tissue. This distinct mode of antigen recognition is a critical feature that distinguishes them from not only alpha-beta T cells but also B cells and NK cells. Gamma-delta T cells can kill effectively, both by direct cellular killing as well as the recruitment of additional immune cell types to induce killing. Importantly, gamma-delta T cells can kill in situations where other immune cells cannot, such as alpha-beta T cells through the downregulation of MHC expression or NK cells through inhibition by matched KIR.

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

Gamma-delta T cells also have the inherent ability to recognize a broad array of cellular stress signals, leading to both direct tumor cell killing as well as activation of a multifaceted immune response. Gamma-delta T cells have been observed to directly recognize and respond to a variety of MHC-like stress-induced self-antigens expressed by malignant cells without previously having the antigen presented, similar to NK cells. This recognition of stress antigens is achieved through a combination of gamma-delta TCRs, natural killer receptors ("NKRs"), such as NKG2D, DNAM-1, and toll-like receptors ("TLRs"). This diversity of receptors is central to gamma-delta T cells’ ability to identify healthy versus diseased tissue and may also contribute to their ability to effectively target cells, such as tumor cells with high variability and/or heterogeneity, thereby reducing antigen escape as shown in Figure 4 below.

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
•
Safety advantages over other cell therapies. Gamma-delta T cells do not recognize allogeneic MHC restricted antigens and thereby can be obtained from a partially matched or even unmatched donor, which may allow these cells to be used "off-the-shelf". Gamma-delta T cells also do not significantly secrete IL-6 or TNF-alpha (“TNF-a”) drivers of CRS, which has been a fatal complication in CAR-T and CD3 TCEs in acute leukemias.

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
CD16
Ig

Figure 5. Multiple Cell-Killing Mechanisms of Activated Gamma-Delta T Cells

Opportunities for Gamma-Delta T Cells in Cancer

The therapeutic potential of gamma-delta T cells is supported by observations over 30 years demonstrating a significant clinical correlation between naturally occurring high levels of gamma-delta T cells and better survival outcomes in both hematologic and solid tumor cancers. Our scientific founder and Chief Scientific Officer, Dr. Lamb, was the first person to report an association between high levels of gamma-delta T cells and improved survival in leukemia patients undergoing allogeneic HSCT. His work, published in J. Hematotherapy in 1996, and expanded on in a publication in Cytotherapy in 1999, found that the disease-free survival rate of HSCT patients who received T cell depleted ("TCD"), grafts from a partially matched donor increased in those with high levels of gamma-delta T cells. These findings have been supported by reported studies from other scientists. In 2007, Dr. Lamb and his collaborators found that the association between post-transplant gamma-delta T cells and survival as depicted in Figure 6 below, extended to at least seven years, and that 71% of patients with high levels of gamma-delta T cells survived up to seven years compared to 20% of patients with low levels of gamma-delta T cells.

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
Q < 0.25
0 1 2 3 4
Unweighted |meta-z|

Figure 7. Prognostic Association of Tumor Infiltrating Lymphocytes and Survival Outcomes

More recent studies continue to support these historical observations correlating gamma-delta T cell levels with improved patient outcomes, even when the primary therapy is another modality such as checkpoint inhibitors or CAR-T therapy. In 2024, a paper published in Nature Cancer demonstrated that gamma-delta T cells were associated with better responses in melanoma patients being treated with immune checkpoint inhibitors, especially in those patients that had low neoantigen levels. This is contrary to conventional dogma whereby checkpoint inhibitors are thought to have greater efficacy in those cancers with high neoantigen load and mutational burden. The authors postulate that gamma-delta T cells are probably an important constituent of tumor-infiltrating lymphocyte populations, allowing surveillance of tumors and are associated with a better prognosis. In a separate study published in Cell Reports Medicine, the authors utilized single-cell analysis to examine cellular dynamics in patients treated with CD19 CAR-T cells. It was validated that CAR+ gamma-delta T cell expansion is correlated with treatment efficacy in both B-ALL and DLBCL. The authors noted that two patients who experienced a “massive” in vivo expansion of CAR+ gamma-delta T cells had a more sustained clinical response and that these trends were also observed for CAR- gamma-delta T cells.

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

Our Approach

We develop gamma-delta T cell therapies based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform is designed to overcome many of the challenges associated with expansion, genetic engineering, scalable manufacturing and targeting of gamma-delta T cells. This allows us to expand the cells ex vivo to administer a potentially therapeutic dose to patients, harnessing the unique properties of gamma-delta T cells, including their ability to broadly recognize cellular stress signals on tumor cells. DeltEx has enabled our deep pipeline of innovative allogeneic, autologous, iPSC, genetically modified product candidates, and/or TCEs that are designed to effectively target and potentially eradicate disease to improve patient outcomes. Key elements of our platform include:

•
Expertise in ex vivo-expanded activated gamma-delta T cells. Gamma-delta T cells, while critical to immune function and disease response, account for only a small percentage of our immune cells. Our approach leverages our scientific expertise in gamma-delta T cell biology to perform precise cell-type specific ex vivo expansion. This enables us to take peripheral blood from the patient and selectively expand the low numbers of gamma-delta T cells to generate a sufficient dose for treatment of solid tumors. Our expertise allows us to expand the desired subtypes of the gamma-delta T cell population, perform specific genetic modifications, and complete a quality review of these cells before returning precisely controlled doses to patients. This precision, control and quality provides significant advantages and we believe it uniquely enables us to potentially develop therapeutic cellular therapy candidates at scale.
•
Intelligent gamma-delta T cell genetic engineering. We have developed proprietary methods of engineering gamma-delta T cells that are designed to take advantage of their inherent biology. Our engineering is designed to increase their ability to survive chemotherapy or to identify cancer cells while maintaining their natural ability to broadly recognize, engage and kill these cells while preserving healthy tissue. This enables the cells to be delivered concurrently with chemotherapies that activate the DNA damage response ("DDR"), pathway to generate an immune signal that should be expressed on all cells throughout the tumor and recognized by gamma-delta T cells. This intelligent engineering is broadly applicable across multiple solid tumor indications. Our approaches have overcome the historical problems in genetically modifying gamma-delta T cells, and we were the first company to advance a Phase 1 clinical trial using genetically modified gamma-delta T cells. To date, we believe our data in newly diagnosed GBM is among the most significant for a cellular therapy in the solid tumor setting.
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
•
Unique T cell engager properties. We have developed a unique gamma-delta T cell-based TCE that possesses properties that, to our knowledge, have not previously been demonstrated. Our TCE technology is a pan-gamma-delta TCE that engages and expands both the Vd1+ and Vd2+ TCR populations. The unique properties of these cells may enable deeper therapeutic responses with a potentially improved safety profile. Specifically, gamma-delta T cells secrete lower amounts of cytokines such as IL-6 and TNF-a, which may reduce the incidence of CRS, currently a significant limitation of both alpha-beta CAR-T and CD3-based TCEs. Functionally, our TCEs are designed to operate similarly to in vivo CAR-Ts by expanding T cell populations and facilitating target engagement to trigger T cell killing. The manufacturing process, however, is much less complex and costly than conventional cellular therapies. As a biologic therapy, our TCEs allow for repeat dosing and avoid the need for lymphodepleting chemotherapy, which could be important in autoimmune indications.

Scientific Basis for Vd2+ Versus Vd1+ Gamma-Delta T Cells as Therapy for Solid Tumors

There are several diverse subsets of gamma-delta T cells. The most predominant circulating subsets are the Vd2+, and the Vd1+. These cell types have specific features that impact their therapeutic potential across different indications. Vd2+ cells comprise approximately 2 to 10% of the circulating cell population. The Vd1+ cells are a minor (<2%) circulating subset, but abundant in specific tissues, such as the intestines, the skin and other organ systems. While both subsets express NKG2D receptors that recognize stress ligands, only the Vd2+ subset can function as a professional APC, which can process and present antigens, recruit and activate additional immune cell types, a function that has not been documented for the Vd1+ T cell compartment and may make the Vg9Vd2 subset more attractive for use in solid tumor cancers. Our early clinical programs focused on developing therapeutic candidates using Vd2+ cells, due to certain advantages over the Vd1+ subset in certain indications, but there is a utility for the Vd1+ subset as well. Vd1+ cells have previously shown to be tissue resident, have a lower predisposition towards exhaustion and greater persistence in the autologous setting. This increased persistence in the allogeneic setting (other than allogeneic HSCT) may be irrelevant as host immune system recovery could result in their rejection by host NK cells which recover following lymphodepletion within approximately 15 to 30 days. Additionally, Th1 effector Vd1+ cells may potentially be reprogrammed to a tumor promoting Th17, or IL-17 secreting, subtype after entering the microenvironment of certain tumors. While current ex vivo expansion methods for Vd1+ cells, including with our INB-600 TCE platform, have not resulted in pro-tumorigenic Th17-type responses to date, the potential for reprogramming of therapeutic Vd1+ cells within the TME remains a theoretic possibility. In contrast, Vd2+ cells are not known to produce Th17 or pro-tumoral subtypes.

We are a gamma-delta T cell company and are agnostic to Vd2+ versus Vd1+ subtypes. We believe each has a role and indications in which they may make sense based on the tumor biology and desired cellular mechanism of action. Our CSO, Dr. Lamb was in fact the first to publish a protocol for the expansion and manufacturing of Vd1+ gamma-delta T cells in 2001. We are currently advancing programs utilizing both Vd2+ and Vd1+ cells, using our cell-type specific expansion protocols and through our INB-600 platform of TCEs. For the first time that we are aware of, our INB-600 TCE program has the potential to target both the Vd1+ and Vd2+ subpopulations simultaneously. We have developed our DeltEx platform to enable us to expand, activate and genetically modify gamma-delta T cells at scale, producing cells which are viable, functional and can be cryopreserved while maintaining their cytotoxicity.

Our Product Candidates

INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

INB-100 is an allogeneic DeltEx product candidate created from healthy donors, consisting of expanded activated gamma-delta T cells, with the goal of testing the safety of allogeneic gamma-delta T cells to boost gamma-delta T cell levels and improve overall survival in patients with hematological malignancies who have undergone allogeneic HSCT. We believe that supplementing the patient’s immune system with allogeneic gamma-delta T cells will lead to reduced incidence of relapse and improved survival in these patients as we are now achieving persistent blood levels of gamma-delta T cells that have previously been demonstrated to be associated with higher rates of overall survival.

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

Our Solution — INB-100 for the Treatment of Patients with Hematological Malignancies Undergoing HSCT

Multiple retrospective studies of leukemia patients treated with alpha-beta T cell depletion ("TCD") allogeneic HSCT showed that high levels of gamma-delta T cells were associated with a significantly higher rate of disease-free survival. In a foundational study led by Dr. Lamb, patients with high levels of gamma-delta T cells had a disease-free survival rate at seven years of over 70% compared to less than 20% for patients with low levels of gamma-delta T cells, which has been supported by subsequent studies. The majority of this effect was observed within six months of treatment. The primary cause of death for patients with low or normal levels of gamma-delta T cells was leukemic relapse. Often, leukemic relapse is due to a loss of MHC in any residual cancerous cells and gamma-delta T cells may offer a solution as their killing through stress signaling is independent of MHC. Approximately 60% of the patients with elevated gamma-delta T cells who relapsed were still surviving at the time of the publication compared to only 2%, or one patient, with low levels of gamma-delta T cells.

Phase 1 Clinical Trial of INB-100

We are collaborating with Joseph McGuirk, D.O. at the KUCC and Sarah Wall, MD of The Ohio State University Comprehensive Cancer Center to conduct an investigator-sponsored Phase 1 dose escalation clinical trial of INB-100 to assess the safety and tolerability of INB-100 in patients with hematologic malignancies who are undergoing allogeneic haploidentical HSCT. The primary endpoints of this trial are safety and tolerability, and secondary endpoints include rates of acute and chronic GvHD, relapse rate and overall survival. Following completion of the dose escalation phase in 2023, a decision was made to declare dose level 2 our RP2D and add an expansion cohort of at least an additional 15 patients, for a total of at least 25 treated patients.

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
Cryopreservation
Graft 2
Activated Gamma-Delta T Cells

Figure 8. INB-100 Administration

As depicted in Figure 8 above, patients are initially treated using a standard HSCT protocol, originally developed at Johns Hopkins University (the "Hopkins protocol"), under which these patients undergo non-myeloablative or reduced intensity conditioning ("RIC") regimen using chemotherapeutic agents that destroy their tumor cells as well as their healthy immune cells and post-transplant cyclophosphamide to reduce GvHD. They then undergo allogeneic bone marrow transplant. Prior to the bone marrow transplant, donors undergo leukapheresis to provide the starting material for INB-100 at least seven days prior to transplant. The INB-100 starting material will then be manufactured and cryopreserved. After approximately 15 to 20 days, hematopoietic stem cells from the donor engraft in the patient’s bone marrow and begin reconstituting the immune system. While the Hopkins protocol has decreased the risk of GvHD, there is also a reduced anti-leukemic effect. Accordingly, the rate of leukemic relapse is approximately 25% within the first 100 days and up to 50% at one year and even greater in those patients with high-risk and/or complex cytogenetics. Data presented at the American Society of Hematology (“ASH") 2023 annual meeting, in a 2,200 patient study by the EBMT, demonstrates that leukemic relapse in AML patients receiving haploidentical stem cell transplantation with post-transplant cyclophosphamide continues to fall between 40-50%. Within five days of neutrophil engraftment, our INB-100 product candidate is thawed and administered as a single weight-based dose, leading to an increase in the levels of gamma-delta T cells and potentially providing greater anti-leukemic effect and delaying relapse.

The swimmers plot in Figure 9 below depicts the patient outcomes in the INB-100 Phase 1 trial as of our last clinical update. We believe the relapse free survival data as of January 17, 2025 (the "Cutoff Date"), which was presented at the 2025 TCT Meeting in February 2025, combined with the tolerability profile of INB-100, are encouraging for the treatment of older, high-risk leukemia patients with complex disease. As of the Cutoff Date, 100% of patients with AML remain relapse-free after receiving their dose of INB-100 after a median follow-up of 20.1 months. A total of 17 patients with leukemic diagnoses were enrolled as of the Cutoff Date and as previously reported, three patients had relapsed and, of those, two had died due to disease progression. The patients who relapsed to date, included other leukemic diagnoses (ALL, MDS, and MDS/MPN overlap with concurrent TP53 mutations). Across the initial 10 patient cohort, median morphologic CR was 18.8 months across all patients and 23.3 months for AML patients as of the Cutoff Date. Further, gamma-delta T cells demonstrated in vivo expansion and long-term persistence through 365 days, a first for any donor-derived, allogeneic cellular therapy product. Along with our investigators, we believe patient outcomes in the trial to date are surpassing that of similar leukemia patients, including those with AML undergoing haploidentical transplantation without receiving INB-100. The enrollment and treatment of the 15 patient expansion cohort is expected to be completed in early 2026 and we continue to monitor patients for long-term follow up, relapse free survival and overall survival. We expect to report long-term follow up of all patients including those in the expansion cohort at a medical meeting in late 2026.

Figure 9. Summary of Patients Treated in INB-100 Phase 1 Trial

As shown in Figure 10 below, this data compares favorably with real world data from AML patients retrieved from CIBMTR national database demonstrating a 32.2% relapse rate (n=679) and 25.3% mortality rate (n=684) at one-year and comparative data from the KUCC demonstrating a one-year 42.6% relapse rate (n=31) and 33.3% mortality (n=36, 2016-2024). We believe the high relapse and mortality rates at the KUCC compared to the CIBMTR data as it is a center of excellence for transplantation and is a major tertiary referral center for the Midwest region. Patients referred to and treated at the center are likely sicker and have more complex disease.

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

In 2024, we held a meeting with the FDA and received regulatory guidance regarding a Phase 2 trial of INB-100 for the treatment of AML, with relapse-free survival as the primary endpoint in a randomized controlled trial. AML represents one of the most common leukemias, with approximately 21,000 newly diagnosed patients annually, which is also widely treated with allogeneic HSCT. While the AML treatment landscape is expanding and becoming increasing complex, patient outcomes remain extremely limited, particularly following relapse after transplantation. We, together with our investigators, believe that patient outcomes observed in the trial to-date are surpassing those of comparable leukemia patients, including patients undergoing haploidentical transplantation who did not receive INB-100.

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

INB-200 and 400 for the Treatment of Solid Tumors

INB-200 is a genetically modified, autologous gamma-delta T cell product to be administered in combination with the current standard-of-care ("Stupp regimen") with temozolomide (“TMZ”) chemotherapy, in newly diagnosed GBM, where mPFS has remained at 6 to 7 months since 2005. We engineered INB-200 to be resistant from being killed by certain types of alkylating chemotherapies, including TMZ. Alkylating chemotherapies function by creating DNA damage and strand breaks that lead to cell suicide or apoptosis. The protein O-6-Methylguanine-DNA Methyltransferase ("MGMT"), is a primary DNA repair protein capable of repairing damage to DNA caused by certain chemotherapies that prevents cell death. Through the introduction of a gene encoding MGMT into gamma-delta T cells, these genetically modified DeltEx DRI cells are designed to survive concurrent dosing with chemotherapy and remain functional. In preclinical studies in patient-derived xenografts, published in the Nature portfolio journal Scientific Reports in October 2021, INB-200 demonstrated antitumor activity, including long-term survival and eradication of the tumor as evidenced by histopathology.

We initially developed INB-200 to treat patients with newly diagnosed GBM. The protocol for the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) at the Heersink School of Medicine and O’Neal Comprehensive Cancer Center at UAB was designed to evaluate single and multi-dose schedules of a fixed number cell dose of the DeltEx DRI gamma-delta T cell therapy. Patient dosing in the trial has been completed, and we continue to follow patients for PFS and OS. In May 2025, we delivered an oral plenary presentation at the ASCO Annual Meeting presenting longer-term patient follow-up data. We continue to work towards the publication of the INB-200 data in a peer-reviewed journal.

INB-400 is our corporate-sponsored investigational new drug application (“IND”) for the Phase 2, multi-center clinical trial evaluating our DeltEx DRI technology in newly diagnosed GBM. Treatment of all enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline prioritization review, we suspended further enrollment in the Phase 2 trial of INB-400 to conserve capital. The trial was designed to further evaluate genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients across multiple centers in the United States. At the 2025 SNO Annual Meeting, we presented consolidated data from the INB-200 (Phase 1) and INB-400 (Phase 2) trials in both poster and oral presentations. Patients across both trials who received multiple repeated doses of our DeltEx DRI gamma-delta T cells (N=14) demonstrated substantial improvements in mPFS and mOS across multiple participating clinical centers. These results were evaluated in the context of a contemporaneously enrolled control group of patients at the same clinical centers with the same treating physicians who received SOC therapy alone. The SOC control cohort reported an mPFS of 6.6 months and a mOS of 13.2 months, consistent with historical benchmarks in newly diagnosed GBM, including mPFS of 6.9 months and mOS of 14.6 months published in the NEJM in 2005. This demonstrates both the aggressive nature of GBM, even with SOC treatment, and the significant need for new treatment options. This data was updated through December 31, 2025, and patients who received repeated doses of DeltEx DRI gamma-delta T cells reported an mPFS of 13.0 months and a mOS of 17.2+ months, with overall survival continuing to grow, despite fewer treated patients receiving gross total resections. We believe that our DeltEx DRI approach has the potential to address this significant unmet need in newly diagnosed GBM and expect to provide further clinical updates, including additional mOS data from the total data set, at medical meetings in mid- and late- 2026.

GBM Overview

GBM is a particularly aggressive form of brain cancer, in which tumor cells invade the surrounding neural tissue, rendering a cure with surgical resection and chemotherapy unlikely. The incidence of GBM in the United States is estimated to be approximately 3.5 in 100,000 individuals, with almost 14,500 new cases having been estimated in 2023 by the National Brain Tumor Society ("NBTS"). Surgical resection followed by radiation and TMZ has been the current standard-of-care since 2005, but it is only able to control tumor growth in approximately 30% of patients. Based on current standard-of-care, tumor recurrence typically occurs within six or seven months after initial diagnosis and treatment. A third-party trial published in 2017 indicated that older newly diagnosed GBM patients with unmethylated MGMT treated with radiation therapy and TMZ had median progression free survival of only 4.8 months (95% CI (4.3-5.6)) while mOS for GBM patients remains about 16 months irrespective of tumor methylation status. Ultimately, virtually all patients will relapse, creating a significant unmet medical need with a potential global market opportunity greater than $4 billion.

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

We believe newly diagnosed GBM may be the ideal indication to assess the potential of INB-200 and INB-400 to drive clinical antitumor activity due to the intrinsic role that TMZ plays in its therapy and with the ability to ensure targeted therapeutic delivery to the tumor site. A third-party paper analyzing the impact of pre-conditioning on the TME to enhance solid tumor CAR-T cell therapy indicated that single-antigen targeting CAR-Ts have been hampered by tumor antigen escape, immune suppression, and lack of T cell trafficking. The inability to infiltrate the tumor site by intravenously delivered CAR-T was due largely to the trapping of adoptively transferred cells in first-pass tissues, such as the lung and liver rather than trafficking to the targeted tumor sites. We believe our approach minimizes the risk of tumor antigen escape because TMZ causes the upregulation of cellular stress signals, consisting of multiple polyclonal ligands that can be recognized by the gamma-delta T cell. Furthermore, our DeltEx DRI approach in newly diagnosed GBM was specifically designed to overcome challenges of systemic T cell localization. The administration of DeltEx DRI cells in INB-200 and INB-400, through an intracranial catheter, directly to the tumor resection site ensures access of the cells to the tumor site and may increase the E:T ratio, and permits localizing the therapy to the specific target area, improving the antitumor activity of cell therapies over intravenous delivery. In the past, other novel modalities, such as treatment with adeno-associated virus (“AAVs”) or small interfering RNA ("siRNAs"), demonstrated early clinical response by also targeting locally deliverable organ systems such as the eye or liver. Newly diagnosed GBM patients have a more intact immune system that does not have the immune suppression resulting from multiple rounds of earlier chemotherapy and/or radiation as do relapsed populations in whom the CAR-T therapies have been assessed. All immune therapies require an adequate baseline immune activity to maximize their effect. Hence, introducing this therapy earlier, in a newly diagnosed population, may ensure that the patients have more robust immune systems available to fully mobilize upon tumor cell destruction caused by gamma-delta cell therapy.

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

The primary endpoint of this trial was to assess the safety and tolerability of expanded and activated autologous MGMT genetically modified gamma-delta T cell infusion. Safety was assessed with single and multiple infusions of 1x107 DeltEx DRI gamma-delta T cells administered through an intracranial catheter (Rickham catheter) placed in the resection cavity of the tumor. Secondary endpoints include overall survival, time to progression and response. We also assess biologic activity, including serum and cellular cytokines, immune cell composition, biomarkers, and cell-free DNA both peripherally and from the cerebral spinal fluid, if available. This clinical strategy takes advantage of maximizing gamma-delta T cell cytotoxicity by administering it along with TMZ chemotherapy. The tumor is experiencing maximum stress, increased immunogenicity and expressing high levels of NKG2D ligands required to stimulate the gamma-delta T cells as a result of treatment with TMZ. Further, the natural lymphodepletion achieved by standard-of-care TMZ ensures that the chemo-resistant gamma-delta cells remain enriched in the vicinity of tumor to eliminate or slow growth of residual tumor.

Eligible patients received standard-of-care therapy, which includes surgical resection of the GBM tumor, post-surgical induction TMZ and radiation therapy, followed by maintenance TMZ in combination with INB-200, as shown in Figure 12 below. During resection, an intracranial catheter is placed for injection of the INB-200 product which allows us to bypass the restrictions of the blood brain barrier. Blood cells for genetic modification are taken from the patient by leukapheresis several weeks following resection, after the patient’s immune system has been allowed to recover from the immunosuppressive environment created by resident tumor. Gamma-delta T cells are then isolated, genetically modified and expanded into the INB-200 product candidate, and then cryopreserved. No more than six weeks post-surgery, patients are treated with induction therapy consisting of daily radiation and TMZ for six weeks followed by a four-week break. Following the four-week period, corticosteroid use is usually tapered, and the patient begins a maintenance phase of TMZ for the first five days of each 28-day cycle for up to six cycles.

INB-400 (Autologous and Allogeneic): Phase 2 Clinical Trials

INB-400 is our corporate-sponsored Phase 2, multi-center clinical trial evaluating our DeltEx DRI technology in newly diagnosed GBM. Treatment of all enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline prioritization review, we suspended further enrollment in the Phase 2 trial of INB-400. The trial was designed to further evaluate genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients across multiple centers in the United States. Based on the data generated to date, we believe we have identified a strong signal of activity with the autologous therapy in the newly diagnosed GBM setting. Clinical sites remain open, as several patients were enrolled and completed treatment across multiple centers. We will continue to follow these patients for safety and survival outcomes and expect to report additional mOS results in mid- and late-2026. Subject to feedback from the FDA regarding a potential pathway for regulatory approval, we may seek to amend the protocol under the existing IND and could potentially re-initiate patient enrollment.

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
DeltEx DRI
+ TMZ (x 5 days every 28 days)
(6 cycles q 28 days)

Figure 12. INB-200 and INB-400 Administration Protocol

The decision to combine DeltEx DRI gamma-delta T cells in the newly diagnosed GBM setting as an adjunct to standard-of-care therapy was driven by biology, data, and the desire to overcome challenges as outlined above. One of our initial goals was to eventually treat cancer patients with an allogeneic therapy against a solid tumor. The brain proved to be a potentially attractive site as it was historically considered one of the few immune-privileged organs that would not have significant NK cells that could reject a graft. Further, greater than 90% of newly diagnosed GBM patients receive a surgical resection, allowing the insertion of the catheter to bypass the blood brain barrier and to avoid questions about cell distribution and localization into the tumor microenvironment. Cells trafficked to the tumor bed because we put them there, eliminating one variable that could significantly impact the efficacy of a cellular therapy.

In this trial, we sought to attack any residual tumor cells when they are most vulnerable with immune cells that are as healthy as possible. By combining DeltEx DRI gamma-delta T cells with maintenance TMZ, we sought to deepen responses achieved by induction chemoradiation by further eliminating residual tumor and driving prolonged immune responses. In addition, introducing gamma-delta T cells in a newly diagnosed population of patients ensures that these patients’ immune systems are as robust and active as feasible to take advantage of tumor elimination created by the gamma-delta T cells. Under INB-200, patients are dosed with our DeltEx DRI gamma-delta T cells via intracranial catheter injection, as shown in Figure 12 above, within four hours of receiving intravenous dosing with TMZ on day one of the maintenance cycle. Standard-of-care oral dosing of TMZ continues for the four subsequent days during each 28-day treatment cycle, as shown in Figure 13 below. Depending on which dose cohort they are enrolled in, patients were administered either one, three or six injections of our DeltEx DRI gamma-delta T cells.

Figure 13. Treatment and Manufacturing Timeline of the INB-200 and INB-400 Clinical Trials

In 2025, we provided multiple clinical updates for INB-200 and INB-400, including a plenary oral presentation at the 2025 ASCO Annual Meeting and both a poster and oral presentation at the 2025 SNO Annual Meeting. At SNO, we reported that as of October 31, 2025, 17 patients with newly diagnosed GBM have been enrolled and treated with our DeltEx DRI gamma-delta T cells across the INB-200 and INB-400 programs. This included, in INB-200, three patients in Cohort 1, four patients in Cohort 2, six patients in Cohort 3 and in INB-400 4 patients. All Cohorts had completed dosing as of October 31, 2025 and continue to be monitored for safety and efficacy outcomes. INB-200 assessed the administration of 1x107 cells per dose across three different dosing regimens increasing from a single dose in Cohort 1, three doses in Cohort 2, and six doses in Cohort 3, where INB-400 treated patients with up to six doses of the same 1x107 cells per dose. To date, no infusion reactions, CRS, ICANs, tumor inflammation-associated neurotoxicity (“TIAN”) or other dose limiting toxicities ("DLTs") have been observed across all cohorts. Only one treatment-related series adverse event ("SAE”) has been reported.

Following treatment, all patients are monitored for biologic correlates, time to disease progression and overall survival. The most common AEs were Grade 1/2 events including fatigue, asthenia, urinary tract infection, nausea, headache, platelet and white blood cell count decreased, balance disorders, decreased appetite, hydrocephalus, attributable to TMZ, radiotherapy or disease. One subject had Grade 3 treatment of unrelated AEs of urinary tract infection, dehydration, and thrombocytopenia. There were no treatment related deaths, and repeat dosing has not changed the toxicity profile of this agent to date.

mPFS = 6.6m
Control SOC
(N=10)
Historical mPFS
mPFS = 13.0m
All repeat doses
(N=14)
Historical mOS
2 years
Patients not receiving DRI
Single-Dose Patients
Repeat-Dose Patients
Subjects Enrolled
INB-200
INB-400
Cohort 1
Cohort 2
Cohort 3
No DRI Patients
Apheresis
Start radiation/TMZ
DRI γδ T cell infusion
Stable disease
Confirmed progression
Study continuation
Mortality
Historical median PFS^
Historical median OS^
Repeat Dosing shows 97% improvement in mPFS
(Days)
Surgery / Catheter Placement
(Months)
Study Duration

Note: As of December 31, 2025; *Pts 009 and 014 passed of CV events without progression, patients without progression and who remain alive are not censored in this analysis; Source: ^NEJM 2005; 352:987-996 & 352:997-1003 DOI: 10.1056/NEJMoa043330, DOI: 10.1056/NEJMoa043331; NEJM 2017; 376:1027-1037 DOI: 10.1056/NEJMoa1611977; Early trial results are not indicative of future results, including the outcome of this trial.

Figure 14. Swimmers Plot of Control and Treated Patients Enrolled in INB-200 and INB-400 Clinical Trials

Figure 14 above depicts data for patients treated as of December 31, 2025 and these data are also summarized in Figure 15 below. These data demonstrate that patients have exceeded expected PFS based on their age and tumor MGMT status and the historical median PFS predicted of this patient population (6-7 months). Of the three patients who received a single dose of INB-200, mPFS was 8.0 months and across all patients (n=14) who received multiple doses in the INB-200 and INB-400 programs, mPFS was 13.0 months, representing an approximate 97% increase compared to mPFS of 6.6 months for the control SOC patients enrolled in our trials. This also surpassed the 6.9 months reported by Stupp et al. in the NEJM in 2005 and surpassed the mPFS of 10.5 months (adjusted for 3.8 months from diagnoses to randomization) reported by Novocure in its EF-14 Phase 3 trial for Optune Gio, which gained FDA approval. For context, in 2023, Novocure announced the final results from the Phase 2 TOP study evaluating TTFields (Optune) in combination with Merck’s pembrolizumab and maintenance TMZ in patients with newly diagnosed GBM. Among 26 GBM patients (median age 60.5 years, 73% with MGMT-unmethylated GBM tumors, and 11.5% with IDH-mutation), mPFS was reported as 12 months, compared to 5.8 months in a case-matched control cohort.

Figure 15. Summary of Patient Outcomes in INB-200 and INB-400 Trials

As illustrated in the Kaplan-Meier curve in Figure 16 below, the treatment and control groups are demonstrating separation over time. While the data remains limited in size and follow-up, the analysis suggests a p-value <0.05 in mPFS in repeat dose DeltEx DRI patients and a trend toward improved mOS relative to SOC. mOS in the treatment arm has not yet been reached and updated data will be presented in 2026.

Figure 16. Kaplan-Meier Analysis Demonstrates a Treatment Benefit

Biopsy results further confirm the observed treatment benefits by demonstrating the infiltration and persistence of gamma-delta T cells along with CD3+ and CD8+ T cells within the brain tumor microenvironment following treatment with DeltEx DRI gamma-delta T cells. In one MGMT-methylated GBM patient who had a sub-total resection, paired biopsy samples obtained at initial diagnosis and at relapse following six doses of DeltEx DRI demonstrated the presence of gamma-delta T cells, CD3+ and CD8+ cells (brown stain), as shown in Figure 17 below. This was markedly different from a similar patient in our control SOC cohort who received no infusion of gamma-delta T cells. Despite receiving a total gross resection, the control SOC patient relapsed earlier than the treated patient.

SOC Patient
Methylated, Total resection
DRI Treated (x6) Patient
Methylated, **Sub-total resection**
H&E stain
γδ T cell stain
H&E stain
γδ T cell stain
CD3+ T cell stain
CD8+ T cell stain
Biopsy at diagnosis
Biopsy at re-resection
Relapse @ 7.5 months
No γδ T cells
Relapse @ 9.9 months
γδ T cell infiltration
CD3+ T cell infiltration
CD8+ T cell infiltration

Source: IN8bio and UAB - Early trial results are not indicative of future results, including the outcome of this trial.

Figure 17. Gamma-Delta T cells, CD3+ and CD8+ T Cells Infiltrating and Persisting in Brain Tissue

We have completed enrollment in the Phase 1 INB-200 trial, and we expect to provide a further clinical update, including additional mOS data from the total INB-200 and INB-400 data set, at medical meetings anticipated in mid- and late-2026.

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

To assess the antitumor activity of exogenous gamma-delta T cells in GBM as an initial proof-of-concept, it was observed that ex vivo expanded and activated human gamma-delta T cells prevented emergence of tumors in a U251 GBM model in immunocompromised mice, leading to increased overall survival.

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

Improved Antitumor Activity in Combination with Chemotherapy

Based on several years of peer-reviewed and published preclinical work, as well as early human cancer trials, we believe that INB-200 can work in synergy with chemotherapy by causing changes in cancer cells that result in increased expression of activating ligands of gamma-delta T cell and NK cell function, such as NKG2D. In preclinical studies, treatment of TMZ-resistant GBM cells derived from the U87 human GBM cell line with TMZ led to transient increases in a broad panel of stress ligands recognized by the NKG2D receptor, as shown in Figure 18 below.

Figure 18. Increased NKG2D Ligand Expression Observed on TMZ-Resistant Tumor Cells Treated with TMZ

As shown in Figure 19 below, additional studies in glioma cells have demonstrated that NKG2D ligands are also expressed on cancer stem cells, considered as cells that express factors, such as Klf-4, Oct-4, Sox-2, Nanog and Musashi-1.

Figure 19. Cancer Stem-Like Cells Co-Express Stem-Cell Markers and NKG2D Ligands

Treatment with TMZ demonstrated that NKG2D ligand expression can also be upregulated several fold on GBM stem-like cells, as depicted in Figure 20 below. This increase in stress ligand expression, even in TMZ-resistant and stem-like cancer cells, has the potential to increase the vulnerability of tumor cells to gamma-delta T cell targeting during the period of pharmacokinetic activity of TMZ.

Figure 20. Increased NKG2D Ligand Expression in Glioma Stem Cells Treated with TMZ

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

The introduction of the drug-resistant genes is designed to allow INB-200 to survive even when it is administered while TMZ is present even in concentrations above the clinical range. As depicted in in Figure 21 below, concurrent treatment with TMZ causes the direct killing of some tumor cells and immunosuppressive cells while activating gamma-delta T cells, which could lead to stimulating the antitumor activity of INB-200.

Aklylating Agent (TMZ)
Apoptotic
Tumor Cell Death
Tumor Cell
Immune-Mediated
Tumor Cell Death
Stress-Induced
NKG2D Ligands
NKG2D-R
Stress-Induced
Gamma-Delta TCR Ligands
MGMT
Chemo-Protection
Gene
Gamma-Delta TCR
TMZ-Protected Gamma-Delta T Cell

DRI gamma-delta T cell mechanism overview

Figure 21. DeltEx DRI Mechanism of Action Targeting the DNA Damage Response (DDR)

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

Unmodified gamma-delta cells showed no survival benefit. Subsequent histopathological analysis demonstrated no visible residual tumors in INB-200-treated animals at 150 days, as shown in Figure 22 below. This is important since xenograft models convey the heterogeneity of a human-derived tumor and not the monotonous population of a cell line used in syngeneic models.

Figure 22. Improved Survival Observed in Both TMZ-Sensitive and TMZ-Resistant GBM Models

Separately, we also examined the potential for sequencing chemotherapy and cell therapy, separating gamma-delta T cells from TMZ therapy by 24 hours (condition 1) and outside the effective concentration of TMZ. As shown in Figure 23 below, we observed that in TMZ-sensitive tumors treated with the sequenced regimen, delivery of the DeltEx DRI gamma-delta T cells led to modest improvement in median overall survival of 75 days compared to 60 days with TMZ alone but with no overall survival benefit over TMZ. Conversely, as discussed above, the combined and concomitant delivery of TMZ and DeltEx DRI gamma-delta T cell regimen (condition 2) resulted in 80% of mice surviving beyond 150 days. These results are consistent with our observations in cell lines, in which we observed that treatment with TMZ led to transient increase in the levels of NKG2D stress ligands. We believe the increased expression of these stress ligands, in turn, led to increased cytotoxic activity of the DeltEx DRI gamma-delta T cells. In preclinical studies, we observed that, even in TMZ-resistant tumors, administration of MGMT-modified gamma-delta T cells led to an increase in median and overall survival while sequencing TMZ and gamma-delta T cells showed no benefit.

Figure 23. Histopathology Demonstrates No Residual GBM in Mice

Our Additional Product Candidates

INB-600: Gamma-Delta T Cell Engager

Our proprietary, internally developed gamma-delta TCE platform is designed to expand and activate pan gamma-delta T cells, including both the Vd1+ and Vd2+ subsets. This approach is intended to combine the antigen presentation and immunosurveillance capabilities associated with Vd2+ T cells with the long-term durability and potential tissue resident characteristics of Vd1+ T cells. This potentially maximizes both immediate and sustained immune responses, similarly to an in vivo CAR-T, leveraging the intrinsic cytotoxic properties of gamma-delta T cells as represented in Figure 24 below. In March 2025 we announced preliminary preclinical development of INB-619, a gamma-delta TCE targeting CD19 for potential applications in both oncology and autoimmune diseases.

Figure 24. INB-619 – A Novel CD19 Gamma-delta T Cell Engager

In preclinical in vitro models, we have demonstrated that a CD19 targeted gamma-delta TCE can eradicate B cells, with depletion maintained as gamma-delta T cells expand in response to TCE stimulation. In October 2025 we presented data demonstrating the potential for INB-619 in treating B cell-driven autoimmune diseases, such as SLE. INB-619 achieved complete depletion of B cells in vitro using peripheral blood mononuclear cells (“PBMCs”) from both healthy donors and patients with active SLE. This included significant reductions in harmful autoantibodies (IgG1 and IgM levels) in SLE samples, correlating with the degree of B cell depletion and gamma-delta T cell expansion. The data further highlighted the potential of INB-619 through head-to-head analysis of B cell depletion in SLE donors in vitro compared to commercial B cell depletors. In SLE donor models, INB-619 showed equivalent or better B cell elimination when compared to blinatumomab (CD19-targeted) and mosunetuzumab (CD20-targeted) as shown in Figure 25 below.

Figure 25. INB-619 B cell Depletion Relative to Approved CD19 and CD20 Drugs at Day 4

Notably, INB-619 demonstrated a favorable cytokine profile, with minimal to no detectable CRS-associated cytokines (e.g., IL-4, IL-6, IL-10, TNF-a, IL-17α). This contrasts with both blinatumomab and mosunetuzumab, which had significantly higher levels of CRS-inducing cytokines as shown in Figure 26 below.

Figure 26. INB-619 CRS Related Cytokine Secretion Relative to Approved CD19 and CD20 Drugs

Taken together, these preclinical findings suggest the potential for INB-619 to achieve deep B cell depletion with a potentially differentiated safety profile. As a biologic, our TCE INB-619 may offer advantages including repeat dosing and the potential to avoid lymphodepleting chemotherapy, which could be particularly relevant in autoimmune indications. We expect to present additional preclinical data at a scientific or medical meeting in 2026.

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

In consideration of the license granted to us under the Emory license agreement, we paid Emory a nominal upfront payment. We are required to pay Emory development milestones totaling up to an aggregate of $1.4 million, low-single-digit to mid-single-digit tiered running royalties on the net sales of the licensed products, including an annual minimum royalty of $0.5 million beginning in the third year following the first sale of a licensed product, increasing to $1.0 million in the fourth year and $1.5 million in the fifth year and thereafter. In addition, we are also required to pay Emory between 1% and 15% of any fees or payments we may receive from our sublicensees, depending on when the sublicense executed. In the event no milestone payments have been paid in certain years, we will be required to pay an annual license maintenance fee: prior to the 78th month anniversary of the agreement, $250,000; prior to the 90th month anniversary of the agreement, $0.5 million; and on or after the eight-year anniversary of the agreement, $1.0 million. The Emory license agreement also requires us to reimburse Emory for the cost of the prosecution and maintenance of the licensed patents.

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

In consideration of the license granted to us under the UABRF license agreement, we paid UABRF a nominal upfront payment and issued 3,041 shares of our common stock to UABRF, which were subject to certain antidilution rights. The antidilution provision required us to issue additional shares of common stock such that UABRF maintained a 2.5% ownership interest in the Company until we raised at least $20.0 million through one or more rounds of investment. As of August 2020, we raised an aggregate of $36.6 million through the sale of our securities. Between March 2017 and August 2020, we issued UABRF an additional 5,046 shares of our common stock in satisfaction of this antidilution provision.

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

The field of gamma-delta T cells and T cell engagers is growing rapidly. Our known competitors in the field of allogeneic and gamma-delta T cell therapy include Acepodia USA, Adicet Bio, Inc., American Gene Technologies International Inc., Century Therapeutics, Inc., CytoMed Therapeutics Pte Ltd, Editas Medicine, Inc., Enochian BioSciences, Inc., Eureka Therapeutics, Inc., Expression Therapeutics, Inc., Immatics Biotechnologies GmbH, Johnson & Johnson Innovative Medicine, a division of Johnson & Johnson, Kiromic Biopharma, Inc., OverT Bio, Inc., PersonGen BioTherapeutics (Suzhou) Co., Ltd., PhosphoGam Inc., Regeneron Pharmaceuticals, Inc., Sandhill Therapeutics, Inc., Senti Biosciences, Inc., Shattuck Labs, Inc., and Xoma Royalty Corp., several of which have initiated clinical trials. Our gamma-delta T cell product candidates may also compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T cells and dendritic cells. Our known competitors in the field of TCEs include AbCellera Biologics Inc., AbbVie Inc., Adaptin Bio, Inc., Akeso, Inc., Amgen Inc., Antengene Corporation Limited, AP Biosciences Inc., BioAtla, Inc., BioNTech SE, Bristol Myers Squibb Co, Candid Therapeutics, Inc., Cartography Biosciences, Inc., CDR-Life Inc., Cullinan Therapeutics, Inc., CytoSpire Therapeutics Limited, EvolveImmune Therapeutics, Inc., Genmab A/S, Chongqing Genrix Biopharmaceutical Co., Ltd., HCW Biologics Inc., Janux Therapeutics, Inc., Oblenio Bio, Inc., Pfizer Inc, Regeneron Pharmaceuticals, Inc., Roche Holding AG /Genentech, Inc., and Sanofi, several of which have initiated clinical trials.

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

As of December 31, 2025, we owned, co-owned or exclusively licensed five issued U.S. patents, seven issued European patents, 21 other issued foreign patents, nine pending U.S. applications, two pending PCT applications and 16 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

INB-100

Pursuant to the UABRF license agreement, we have licensed one U.S patent application, one issued European patent (which has been widely validated in Europe), one issued Japanese patent, one issued Singaporean patent, one issued Australian patent, one issued Israeli patent, one issued New Zealand patent, and four foreign national-stage applications. These patents and applications contain claims or supporting disclosures directed to methods of HSCT and treating diseases of interest using INB-100. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2036, without accounting for potential patent term extensions and adjustments.

We also own one pending PCT application that contains claims or supporting disclosures directed to additional methods of HSCT and treating diseases of interest using INB-100. Patents issuing from this patent application, if any, are expected to expire in 2044, without accounting for potential patent term extensions and adjustments.

INB-200 and INB-400

Pursuant to the Emory license agreement, we have licensed three issued U.S. patents, three issued European patents (each which have been widely validated in Europe) and two U.S pending patent applications. These patents and applications contain claims or supporting disclosures directed to the INB-200 and INB-400 composition of matter and to methods of treating diseases of interest using INB-200 and INB-400. Issued patents and patents issuing from the pending applications, if any, are expected to expire in 2030, without accounting for potential patent term extensions and adjustments.

INB-200/INB-400 and Immune Checkpoint Inhibitor Combination Therapy

We co-own one pending U.S. patent application, one issued European patent, one issued Japanese patent, one issued Korean patent, one issued Australian patent, one issued New Zealand patent, and one issued Singaporean patent, and one Canadian national stage patent applications with The UAB Research Foundation. These patents and applications contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 and INB-400 in combination with immune checkpoint inhibitor therapies. Issued patents and patents issuing from the patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

INB-200/400 and PARP Inhibitor Combination Therapy

We co-own one pending U.S. patent application and two other foreign national stage applications with The UAB Research Foundation that contain claims or supporting disclosures directed to methods of treating diseases of interest using INB-200 and INB-400 in combination with PARP inhibitor therapies. Patents issuing from these patent applications, if any, are expected to expire in 2039, without accounting for potential patent term extensions and adjustments.

INB-300

Pursuant to the UABRF license agreement, we have also licensed one issued U.S. patent, one issued Israeli patent, one issued Korean patent, one issued Singaporean patent, one pending U.S. patent application and three foreign national-stage applications, including a European regional phase application. These patents and patent applications contain claims or supporting disclosures directed to the INB-300 composition of matter and to methods of treating diseases of interest using INB-300. Issued patents and patents issuing from these patent applications, if any, are expected to expire in 2037, without accounting for potential patent term extensions and adjustments.

We also own one pending U.S. application and four foreign national patent applications that contains claims or supporting disclosures directed to additional INB-300 compositions and to methods of treating diseases of interest. Patents issuing from these patent applications, if any, are expected to expire in 2042, without accounting for potential patent term extensions and adjustments.

In addition, we own one pending U.S. application, a pending European regional phase application and a pending Canadian application that contains claims or supporting disclosures directed to further INB-300 compositions and to methods of treating diseases of interest. Patents issuing from this patent application, if any, are expected to expire in 2044, without accounting for potential patent term extensions and adjustments.

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

INB-600

We own one pending PCT application on the proprietary T cell engager technology, structure, mechanism, potential applications and uses.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates, including Regenerative Medicine Advanced Therapy ("RMAT") designation, Breakthrough Therapy designation, Fast Track designation, accelerated approval and priority review.

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

RMAT designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the U.S. Department of Health and Human Services ("HHS"), (such as the Office of Inspector General and the Health Resources and Service Administration), the Department of Justice (the "DOJ"), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing activities and scientific/educational grant programs must have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, transparency laws, the health information privacy and security laws, and similar state laws, each as amended, as applicable.

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

The federal false claims laws, including the False Claims Act ("FCA"), which can be enforced by private citizens through civil qui tam actions and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Additionally, companies have been prosecuted for, among other things, causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain healthcare providers, healthcare clearinghouses, and health plans, known as covered entities, as well as independent contractors, or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, known as a business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. Many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

In addition, many states and foreign jurisdictions have enacted analogous versions of these laws. For example, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Further, some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance and restrict marketing practices or require disclosure of marketing expenditures and pricing information. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws may also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Further, at the states level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

Data Privacy

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

In addition, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area or EEA or the United Kingdom, or otherwise carried out in the context of EEA or United Kingdom establishments (regardless of where any processing in question occurs), including personal data related to health and genetic information, is subject to the EU GDPR including, where relevant, as implemented in the United Kingdom, the UK GDPR. The EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive information. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.”

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

Human Capital

As of December 31, 2025, we had 17 full-time employees, of whom 13 were primarily engaged in research and development activities. A total of 6 employees have an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

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
•
Public opinion and scrutiny of our competitors, cell-based immunotherapy, T cell engagers, and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business, raise additional capital and our business plans.

•
We face significant competition, and many of our competitors have substantially greater experience and resources than we have.
•
Our manufacturing processes are complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.
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
•
We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors for our cellular therapies. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing or our clinical trials and our business could suffer.
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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer ("CEO"), and Dr. Lawrence Lamb, our Chief Scientific Officer ("CSO"), and of our President and Chief Operating Officer (“COO”), Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
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
•
Unstable market and economic conditions, including as a result of increases in inflation, the price of oil, and interest rates, tariffs and trade wars, public health crises or geopolitical tensions, such as wars and terrorism, and future U.S. government shutdowns, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.

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

Our existing cash of $27.1 million as of December 31, 2025 is only expected to fund the Company’s projected operating expenses and capital expenditure requirements through April 2027. We continue to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2025 and 2024, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including as a result of increases in inflation and interest rates, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, tariffs and trade wars, public health crises or geopolitical tensions, such as wars and terrorism and future U.S. government shutdowns. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our ATM program, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in recent years we have issued a substantial number of shares of common stock and warrants to purchase shares of common stock to raise additional capital, including most recently our sale and issuance of 5,127,029 shares of common stock and pre-funded warrants to purchase up to 9,452,677 shares of common stock in a private placement in December 2025.

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

As of December 31, 2025, we had 9,701,059 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 248,382 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

We may receive up to an aggregate of $10.0 million from the exercise of the Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants. To date, 261,832 Series A, 90,544 Series B and 47,088 Series C warrants have been exercised for net proceeds of $2.3 million.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $19.4 and $30.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $141.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, including INB-100, in our ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized. Additionally, we announced in September 2024 that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding, potential regulatory pathways and/or partnership opportunities, if any, for the program. We would require substantial additional funds to recommence and advance this trial through data and BLA submission.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-400, INB-200 and INB-100 are our only product candidates currently in active clinical trials. While the IND remains open, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding, potential regulatory pathways and/or partnership opportunities for the program, if any. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Our gamma-delta T cell engager program "(γδ TCE"), INB-600, INB-633 and INB-619, currently in preclinical development, are subject to significant risks and uncertainties that could materially impact development of this platform and impact our results, timelines, financing or business objectives. The development is early and preclinical and the work to bring a TCE through IND-enabling development and into clinical development encompasses many critical processes including cloning into optimized GMP compliant vector and cell systems, scale-up, generation of transient or stable cell lines for production, GMP manufacturing and large-scale production. These processes present complex scientific and technical challenges and are subject to numerous risks and uncertainties, including the risk that the T cell engager’s properties, such as the stimulatory/expansion domain, binding affinity or specificity, or targeting domains may not function as anticipated when transitioning from preclinical systems to a larger-scale production system. Additionally, achieving sufficient purity during the manufacturing scale up and purification process to meet stringent regulatory standards for clinical trials poses a significant risk, as difficulties in removing impurities or ensuring product stability could lead to manufacturing delays or failures. Furthermore, in IND-enabling animal models, there is a risk that the T cell engager may not demonstrate the anticipated efficacy or may exhibit toxicity not previously identified in in vitro testing, potentially due to differences in biological systems or unforeseen off-target effects. Advancing to clinical trials introduces additional uncertainties, including challenges in obtaining regulatory approvals, potential safety or efficacy issues, difficulties in patient recruitment, and the complexities of trial execution. Failure to successfully address these risks could delay or prevent the progression of our T cell engager into clinical development.

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

We believe that our product candidates represent a novel approach to immunotherapy, including cancer treatment, and we have concentrated significant research and development efforts to date developing our INB-100, INB-200 and INB-400 product candidates, as well as our additional drug-resistant immunotherapy ("DRI") gamma-delta T cell and gamma-delta T cell engager preclinical product candidates. Gamma-delta T cell immunotherapy is a newly emerging field and our approaches, including genetic modification and DeltEx DRI gamma-delta T cells, have not been extensively tested over any significant period. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval thereafter.

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

Any delay or difficulties in manufacturing lentiviral vector and/or clinical supply of INB-100, INB-200 and INB-400 or any of our other current or future product candidates would adversely affect our business and operations. For additional details surrounding risks related to our manufacturing processes, see the risks highlighted in "Risks Related to Manufacturing and our Dependence on Third Parties," including "Our manufacturing processes are complex and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved."

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
•
educating medical personnel regarding how to properly isolate cells, perform aphersis, administer our cells and the potential side effect profile of our product candidates, such as cytokine release syndrome, neurotoxicity, tumor inflammation-associated neurotoxicities, graft versus host disease, prolonged cytopenia, infections, hygromas and neutropenic sepsis, among others;
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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of AML, and our manufacturing processes are predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 as of January 17, 2025. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. The grade 1/2 GvHD that we have observed has been responsive to steroid treatment, and we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response. Competitor data presented at ASCO 2024 demonstrated that persistence of donor derived cells are correlated with levels of HLA matching and they are now advancing their programs to be haploidentical matched as we have in our INB-100 program. If it becomes apparent through preclinical testing or additional clinical trials that such HLA matching is always required, a future "off-the-shelf" product may not be attainable, which could prevent or delay the further advancement of "off-the-shelf" product candidates and adversely affect our business and future development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. Unexpected adverse events reported by ourselves or competitors can negatively impact the market and perception of the viability of cellular therapies broadly. In recent years a newly defined severe adverse event termed tumor inflammation-associated neurotoxicity (“TIAN”) has been identified that can lead to severe neurological adverse events leading to patient death. While we have not identified or observed such toxicities in our clinical trials to date, unexpected adverse events can present significant risks. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

We have previously announced our goals for potentially submitting additional INDs for INB-100, INB-400 and INB-619. We have suspended enrollment for INB-400 as we explore additional funding, potential regulatory pathways and/or partnership partnerships for this program. We may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

We may seek Breakthrough Therapy, RMAT or Fast Track designations and may pursue accelerated approval for some or all of our current product candidates, but we may be unable to obtain such designations or, where obtained, we may be unable to maintain Breakthrough Therapy or RMAT designation or obtain or maintain the benefits associated with such designations.

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

Public opinion and scrutiny of our competitors, cell-based immunotherapy, T cell engagers, and genetic modification approaches may impact public perception of our company and product candidates, or may adversely affect our ability to raise capital, conduct our business and our business plans.

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals, and our TCE program involves engineering antibodies that bind on T cells and a tumor-associated antigen on cancer cells. Public perception may be influenced by negative claims about our DeltEx platform or T cell engagers, or that of competitor's products and/or programs such as claims that gamma-delta T cell and/or other cell-based immunotherapy is unsafe, unethical, inefficacious, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business, ability to raise additional capital and/or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Risks Related to Manufacturing and Our Dependence on Third Parties

Our manufacturing processes are complex, and we may encounter difficulties in production, which would delay or prevent our ability to provide a sufficient supply of our product candidates for future clinical trials or commercialization, if approved.

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

Our manufacturing processes will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to process and logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the inherent differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment and/or programs, vendor or operator error, inconsistency in cell growth and variability in product characteristics.

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

We may make changes to our manufacturing processes for various reasons, such as to control costs, increase yield or dose, achieve commercial scale, decrease processing time, increase manufacturing success rate or for other reasons. We previously relocated clinical trial manufacturing for one of our clinical development programs to an academic GMP facility closer to our laboratory headquarters in Birmingham, Alabama to permit us contractual direct access as a means of preventing manufacturing errors. However, even with this contractual direct access and closer collaboration with the facility’s manufacturing staff, there can be no guarantee that manufacturing errors will not occur.

Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing processes made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are currently dependent on a single third-party supplier for manufacture of our automated manufacturing device and our lentiviral vectors for our cellular therapies. These are critical products required for the manufacturing of our product candidates, including INB-100, INB-200 and INB-400. Any damage or loss to the ability of our suppliers to deliver supplies in a timely manner could cause delays in manufacturing, and our clinical trials and our business could suffer.

Our gamma-delta T cell products for INB-100 and INB-200, as well as our INB-400 program, are manufactured in a programmable, cell-manufacturing, closed system device. We have multiple devices, including backup devices in all facilities if the primary instrument breaks, however, if the devices are damaged and cannot be repaired or the supplier cannot deliver new devices in a timely manner, or at all, our ability to manufacture and supply sufficient quantities of our products for clinical or commercial usage could be delayed, or potentially hindered. Our current supply of vectors will cover approximately 189 patients after a large manufacturing run was completed in the first half of 2023. If our third-party contractor is unable to provide adequate lentiviral vectors for our cellular therapies in a timely manner, our ability to manufacture and supply sufficient quantities of our product candidates for clinical or commercial usage will be delayed or hindered, and our business could suffer.

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

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as public health crises, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years including in October 2025 and February 2026, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our product candidates, INB-100, INB-200, INB-300 and INB-400, are dependent on our license agreements with The UAB Research Foundation ("UABRF") Children’s Healthcare of Atlanta, Inc. ("CHOA") and Emory University ("Emory" and, together with UABRF and CHOA, the "Licensors"), pursuant to which we have obtained exclusive worldwide licenses under certain immunotherapy related patents and know-how that are critically important for these product candidates.

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

If we fail to meet our obligations under our license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on our license agreements, see Note 9, License Agreements, in our financial statements contained elsewhere in this Annual Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of December 31, 2025, we owned, co-owned or exclusively licensed five issued U.S. patents, seven issued European patents, 21 other issued foreign patents, nine pending U.S. applications, two pending PCT applications and 16 other foreign national-stage applications, including five European regional-phase applications that are important to the development of our business.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer, and Dr. Lawrence Lamb, our Chief Scientific Officer, and of our President and Chief Operating Officer, Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.

We are highly dependent on our co-founders, our Chief Executive Officer, William Ho and our Chief Scientific Officer, Dr. Lawrence Lamb and on our President and Chief Operating Officer, Dr. Kate Rochlin. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2025, we had 17 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our internal computer systems, cloud-based computing services and those of any third parties with whom we work are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by A.I., natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, are increasingly difficult to detect, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. We also face increased cybersecurity risks due to the number of our employees who are working remotely, which creates additional opportunities for cybercriminals to exploit vulnerabilities and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

If any of the previously identified or similar threats were to occur and cause a security incident or other interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, access to, or other similar disruptions to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. In addition, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2025.

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

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including wars and terrorism, natural disasters including earthquakes, typhoons, floods and fires, and public health emergencies.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, health information privacy laws, transparency laws, and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business─Government Regulation" in this Annual Report on Form 10-K.

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

Further, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Since its enactment, however, there have been executive, judicial and Congressional challenges and amendments to the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business─Government Regulation" in our Annual Report on Form 10-K.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations relating to data privacy and security. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to process sensitive information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or the third parties with whom we work to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of sensitive information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, federal, state, and local laws and regulations, including data breach notification laws, personal data privacy laws, state health information privacy laws, and federal and state consumer protection laws and regulations (i.e., Section 5 of the FTC Act), and other similar laws govern the collection, use, disclosure, and protection of health-related and other personal data. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to data privacy and security requirements under the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, "HIPAA"). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable data privacy and security laws and regulations, some of which may be more stringent than HIPAA. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the "CCPA") applies to personal data of consumers, business representatives, and employees who are California residents, and requires business to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA allows for statutory fines for noncompliance and a private right of action for certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws have been enacted or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, which could further complicate compliance efforts.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater. Further, classes of data subjects or consumer protection organizations authorized at law to represent their interests may initiate litigation related to processing of personal data. In Canada, the PIPEDA and various related provincial laws, may apply to our operations.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

In addition, certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, which increases the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, or if the requirements for a legally compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Although we work to comply with applicable data privacy and security laws, regulations and standards, our contractual obligations and other legal obligations, these requirements (and individuals’ data privacy expectations) are evolving, becoming increasingly stringent, and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties with who we work to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, or adversely affect our business, financial condition, and results of operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. For example, we may experience adverse consequences such as interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations; government enforcement actions (i.e., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

Risks Related to the Ownership of Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to sell your shares quickly or at the market price.

Although our common stock is traded on the Nasdaq Stock Market LLC, ("Nasdaq") the liquidity in our common stock on that stock market remains thin. If an active trading market for our common stock is not sustained, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of increases in inflation and interest rates, tariffs and trade wars, public health crises and other geopolitical tensions, such as wars and terrorism, and future U.S. government shutdowns; and
•
investors’ general perception of us and our business.

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

General Risk Factors

Unstable market and economic conditions, including as a result of increases in inflation, the price of oil, and interest rates, tariffs and trade wars, geopolitical tensions such as wars and terrorism and future U.S. government shutdowns, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions. For example, the macroeconomic uncertainty and volatile business environment have resulted in ongoing inflation, elevated interest rates, volatility in the capital markets, significantly reduced liquidity and credit availability, decreases in consumer demand and confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Similarly, geopolitical tensions, such as wars and terrorism may have global economic consequences, including potential disruptions of the global supply chain, manufacturing and energy markets. Further, over the last several years the U.S. government has shut down several times. If a prolonged government shutdown occurs in the future, including as a result of any failure by the U.S. federal government to increase the debt ceiling or otherwise, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, as well as cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms, which could have a material adverse effect on our business.

Trade disputes, tariffs, and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also limit our access to capital, or otherwise negatively impact our business and operations. Additionally, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Additional and higher tariffs and sanctions may be imposed on goods imported from other countries which could increase the cost of goods needed to continue development of our product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations and financial condition could be materially harmed.

The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of increases in inflation and interest rates, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Our information security function is led by our Director of IT, with whom we have worked since formation, who helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example automated tools, subscribing to reports and services that identify certain cybersecurity threats, conducting threat assessments for internal and external threats, engaging third parties for threat assessments, and conducting assessments to identify vulnerabilities. Our assessment and management of material risks from cybersecurity threats are integrated into our risk management processes. For example, our Director of IT and certain management, including our CFO, evaluate material risks from cybersecurity threats against our overall business objectives and our CFO periodically reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the CFO, the COO and the Director of IT having over 30 years of information security experience. The CFO and COO each have over 10 years of experience in roles with responsibility for overseeing information technology and security functions.

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

Holders

As of March 9, 2025, there were approximately 122 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer ZeroTM — the safe elimination of all cancer cells in every patient battling the disease. We develop ex vivo expanded and activated gamma-delta T cell candidates and TCEs based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs allogeneic, autologous, induced pluripotent stem cell ("iPSC"), genetically modified cell therapy approaches, and TCEs that are designed to effectively identify and eradicate tumor or target cells. To date, we have conducted two primary investigator-sponsored Phase 1 clinical trials evaluating our gamma-delta T cell technologies in cancer patients, which have both completed primary enrollment. INB-100 is assessing our DeltEx Allogeneic (“Allo”) gamma-delta T cell therapy in adult patients with high-risk leukemias undergoing haploidentical stem cell transplantation (“HSCT”). INB-200 evaluated our DeltEx Drug Resistant Immunotherapy (“DRI”) in patients with newly diagnosed glioblastoma (“GBM”). Both trials have demonstrated encouraging clinical activity, including long-term durable remissions, with patients remaining alive and in remission or progression-free for more than four years.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We are currently enrolling an expansion cohort at the RP2D, with a target of up to an additional 15 patients (for a minimum of 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the treatment of all patients in the expansion cohort in early 2026 with long-term follow-up results anticipated at a medical meeting in late 2026.

Our DeltEx DRI product candidate, INB-200, is being developed for newly diagnosed GBM. Patient dosing in the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) has been completed and we continue to follow patients for PFS and OS. In May 2025, we delivered an oral plenary presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting presenting longer-term patient follow-up data.

INB-400 is our corporate-sponsored investigational new drug application (“IND”) for the Phase 2, multi-center clinical trial evaluating our DeltEx DRI technology in newly diagnosed GBM. Treatment of any enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline prioritization review, we suspended further enrollment in the Phase 2 trial of INB-400 to conserve capital. The trial was designed to further evaluate genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients across multiple centers in the United States.

At the 2025 Annual Meeting of the Society of Neuro-Oncology (“SNO”), we presented consolidated data from the INB-200 (Phase 1) and INB-400 (Phase 2) trials in both poster and oral presentations.

This data was updated through December 31, 2025, and patients who received repeated doses of DeltEx DRI gamma-delta T cells reported an mPFS of 13.0 months and a mOS of 17.2+ months, with median overall survival continuing to grow. We continue to believe that our DeltEx DRI approach has the potential to address this significant unmet need and expect to provide further clinical updates, including additional mOS data from the total data set, at medical meetings in mid- and late- 2026.

We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and may have the potential applicability across multiple solid tumor types. In April 2023, we received Orphan Drug Designation from the FDA for both the autologous and allogeneic DeltEx DRI INB-400 product candidates, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM. We believe there may be potential regulatory designation pathways available for the autologous DeltEx DRI program in newly diagnosed GBM and intend to seek further guidance from the FDA regarding potential development and regulatory pathways in 2026. Following such regulatory guidance, we expect to evaluate potential funding sources and strategic opportunities to support continued development of this program toward potential commercialization.

Most recently we introduced INB-600, our proprietary, internally developed TCE platform. We have demonstrated that INB-619, a CD19 targeted gamma-delta TCE can efficiently and completely eliminate targeted B cells in a dose-dependent manner. Data presented at The American College of Rheumatology Convergence 2025 meeting (“ACR Convergence 2025”) highlighted the potential of INB-619 in B cell-driven autoimmune diseases such as systemic lupus erythematosus (“SLE”) and demonstrated deep B cell depletion through selective activation and expansion of gamma-delta T cells.

We also have a portfolio of preclinical programs within our DeltEx pipeline which currently remain paused in development due to financial market conditions and prioritization. These include INB-300, a targeted non-signaling gamma-delta T cell based chimeric antigen receptor (“nsCAR”) construct which is applicable to both solid and liquid tumors, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs. iPSCs represent a significant step toward next generation approaches of cellular manufacturing for true allogeneic and potentially "off-the-shelf" innate cellular therapies. We presented additional preclinical data for INB-300 demonstrating our proof-of-concept in vitro studies, against the leukemia antigen targets CD33 and CD123, at the American Association for Cancer Research ("AACR") Annual Meeting in 2024. These data demonstrated the ability of our nsCAR constructs to distinguish between tumor tissue and healthy tissue.

2025 Private Placement

In December 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”), pursuant to which we agreed to issue and sell shares of common stock (the “2025 Shares”) and, in lieu of common stock, pre-funded warrants (the “2025 Pre-Funded Warrants” and, together with the 2025 Shares, the “2025 Securities”) to purchase shares of common stock, in up to two closings in a private placement (the “2025 Private Placement”).

The initial closing of the 2025 Private Placement occurred on December 22, 2025. At the initial closing, we issued and sold an aggregate of 5,127,029 shares of our common stock at a purchase price of $1.38 per share (the “2025 Share Price”) and, in lieu of shares of common stock, 9,452,677 pre-funded warrants to purchase one share of common stock (the “2025 Pre-Funded Warrants”) at a purchase price of $1.3799 per 2025 Pre-Funded Warrant (the “2025 Pre-Funded Warrant Price”), for net proceeds of $18.5 million, after deducting private placement fees and expenses.

Pursuant to the Purchase Agreement, subject to the occurrence of the Second Closing Trigger (as defined below), we also agreed to issue and sell to the Investors in a second closing up to an additional 14,579,706 shares of common stock or pre-funded warrants in lieu of common stock, at the 2025 Share Price and the 2025 Pre-Funded Warrant Price, respectively, for additional aggregate gross proceeds of approximately $20.1 million, before deducting placement agent fees and other private placement expenses. The Second Closing Trigger shall occur upon (i) the achievement, during the period commencing on the date of the initial closing and ending on December 31, 2026, of our presentation of animal model data for our INB-619 product candidate (the “INB-619 Milestone”), and (ii) either (A) the achievement of a volume weighted average price per share of equal to or greater than 200% of the 2025 Share Price (subject to appropriate, proportional adjustment for any stock splits or combinations of the common stock occurring after the date of the Purchase Agreement) measured during any five consecutive trading days during the 90 trading days following the date of our first announcement via a press release or Current Report on Form 8-K of the occurrence of the INB-619 Milestone (such period the “Measurement Period” and such price threshold requirement, the “Price Threshold”) or (b) our receipt of a written notice signed by the Investors holding a majority of the 2025 Securities outstanding from time to time and delivered to the Company during the Measurement Period that waives the Price Threshold for purposes of the second closing.

The 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share. Each 2025 Pre-Funded Warrant is exercisable immediately and remains exercisable until exercised in full. In lieu of a cash payment to us in payment of the aggregate exercise price upon exercise of a 2025 Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded Warrants.

On January 20, 2026, we filed a registration statement on Form S-3 to register for resale the 2025 Shares and the common stock underlying the 2025 Pre-Funded Warrants, which became effective on January 28, 2026.

Reverse Stock Split

On June 5, 2025, we effected a reverse stock split at a ratio of one-for-thirty (the "Reverse Stock Split"). Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise or vesting of all outstanding stock options and warrants, and the number of shares of our common stock authorized for issuance pursuant to our equity incentive plans was reduced proportionally. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value. No fractional shares were issued as a result of the Reverse

Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof.

Pipeline Prioritization and Workforce Reduction

In September 2024, we implemented a pipeline prioritization by suspending further development on INB-400 and focusing on development of INB-100 and reduced our workforce by approximately 49%, across all functions. In combination with this reduction, the executive management team and the Board also agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024. In connection with the pipeline reprioritization, we suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we seek additional funding sources, potential accelerated approval pathways and/or strategic opportunities to potentially partner this program. We continue to track the patients as we have not yet reached median OS and expect to provide additional updates in mid- and late- 2026.

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

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $27.1 million as of December 31, 2025, is not anticipated to fund our projected operating expenses and capital expenditure requirements after April 2027. Accordingly, there continues to be a substantial doubt about our ability to continue to operate as a going concern.

We continue to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates.

In addition, as of March 9, 2026, we may receive an additional $6.7 million in aggregate proceeds if the holders of our Series C warrants exercise their warrants in full. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $2.3 million from the exercise of our outstanding Series B warrants in full. There is no assurance, however, that we will receive any additional proceeds from the second closing of the 2025 Private Placement or the exercise of outstanding warrants or pre-funded warrants, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cash preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see “—Liquidity” below.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•
employee-related expenses, including salaries, related benefits, severance payments and stock-based compensation expense for employees engaged in research and development functions;
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

Research and development activities are central to our business. Although we have experienced recent decreases in our research and development expenses as a result of the pipeline prioritization implemented in September 2024, we expect that our research and development expenses will increase in the future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

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

Although we have experienced recent decreases in our general and administrative expenses as a result of the pipeline prioritization and related workforce reduction implemented in September 2024, we expect that our general and administrative expenses will increase in the future, contingent on additional funding as our organization and headcount needed in the future grow to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to building a team to support our administrative, accounting and finance, communications, legal and business development efforts. In addition, we expect increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$10,211	$16,962	$(6,751)
General and administrative	9,650	12,637	(2,987)
Severance and related charges	—	1,068	(1,068)
Total operating expenses	19,861	30,667	(10,806)
Interest income	421	230	191
Loss from operations	(19,440)	(30,437)	10,997
Net loss	$(19,440)	$(30,437)	$10,997

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct research and development expenses:
INB-100	$974	$913	$61
INB-200	15	451	(436)
INB-400	697	4,677	(3,980)
Unallocated expenses
Preclinical	192	216	(24)
Personnel expenses (including stock-based compensation)	5,294	7,674	(2,380)
Facility-related and other	3,039	3,031	8
Total research and development expenses	$10,211	$16,962	$(6,751)

Research and development expenses were $10.2 million for the year ended December 31, 2025, compared to $17.0 million for the prior year. The decrease was primarily due to a $4.4 million net decrease in direct costs related to our clinical trials, primarily related to our INB-200 and INB-400 programs, and a decrease of $2.4 million in personnel-related costs, primarily related to a decrease in salaries, stock-based compensation, benefits and payroll taxes, partially offset by an increase in discretionary bonuses.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2025, compared to $12.6 million for the prior year. The decrease of $2.9 million was primarily due to decreases in insurance costs related to D&O insurance premiums, professional services, and salaries, partially offset by an increase in discretionary bonuses, legal and consulting expenses.

Severance and related charges

Severance and related charges were $1.1 million for the year ended December 31, 2024. There were no such costs incurred during the year ended December 31, 2025. Severance and related charges for the year ended December 31, 2024 related to the workforce reduction and included stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees and $0.3 million related to severance payments.

Interest Income

Interest income was $0.4 million for the year ended December 31, 2025, compared to $0.2 million for the prior year. The increase was due to additional interest income earned from cash sweep accounts.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and the Private Placements. Through December 31, 2025, we have raised an aggregate of $163.2 million of gross proceeds from the sale of our securities.

As of December 31, 2025, we had cash of $27.1 million which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates. We may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD-19 targeting INB-619 product candidate. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. See Note 7, Warrants, for additional information. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations.

Warrant Exercises and Exchanges

In April 2025, we entered into privately negotiated letter agreements with certain holders of outstanding Series A Warrants and Series B Warrants (the "Participating Holders") to (i) exercise, for cash, 239,293 Series A Warrants and 71,403 Series B Warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the "Warrant Exercises") and (ii) exchange certain Series A Warrants and Series B Warrants for 41,014 pre-funded warrants, in each case for a cash payment of (a) $5.53 per warrant share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per warrant share for all other Participating Holders (the "Warrant Exchanges"), for aggregate net proceeds of $1.9 million. See Note 7, Warrants, in our financial statements contained elsewhere in this Annual Report for additional information.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) (the "2022 Shelf Registration Statement") with the SEC, which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement"), with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, we delivered a termination notice to Truist, removing them as a sales agent under the ATM program which became effective on March 14, 2024. During the year ended December 31, 2025, we sold an aggregate of 1,865,253 shares of common stock under the ATM program, resulting in net proceeds of approximately $8.6 million, after deducting underwriting discounts. As of March 9, 2026, $5.9 million remained available for the sale of our common stock under the ATM program.

In November 2025, we filed a shelf registration statement on Form S-3 (File No. 333-291393) ("2025 Shelf Registration Statement") with the SEC, which would permit the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities and which has not yet been declared effective, to replace the expiring 2022 Shelf Registration Statement. The 2022 Shelf Registration Statement will remain in effect until the earlier of May 20, 2026 and the effective date of the 2025 Shelf Registration Statement.

As of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any 12-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

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
•
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third party and government payers;
•
addressing any potential interruptions, delays and/or cost increases resulting from public health crises, increased interest rates and geopolitical tensions, such as wars and terrorism;
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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates, tariffs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions existing and any future tariffs enacted by the U.S. government and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, including as a result of increases in inflation and interest rates, disruptions to, and volatility in, the credit and financial markets in the United States, tariffs and trade wars, and other geopolitical tensions, such as wars and terrorism and future U.S. government shutdowns. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or explore other strategic options for our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Material Cash Requirements

Our material cash requirements as of December 31, 2025 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. As of December 31, 2025, we had fixed lease payment obligations of $3.3 million, with $1.5 million payable within 12 months. See Note 13, Equipment and Facility Leases, for additional information.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(12,712)	$(24,149)
Net cash used in investing activities	—	(187)
Net cash provided by financing activities	28,638	14,184
Net increase (decrease) in cash	$15,926	$(10,152)

Operating Activities

Cash used in operating activities was $12.7 million during the year ended December 31, 2025, primarily due to our net loss of $19.4 million, partially offset by our non-cash charges of $5.7 million. Non-cash charges consisted primarily of $3.2 million in stock-based compensation for the year, $1.5 million in amortization of operating and financing leases, and $1.0 million in depreciation expense.

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

Investing Activities

Cash used in investing activities was nil during the year ended December 31, 2025.

Cash used in investing activities was $0.2 million during the year ended December 31, 2024, primarily due to purchases of property and equipment and construction in progress activity in relation to leasehold improvements to the leased space located in Alabama.

Financing Activities

Cash provided by financing activities was $28.6 million during the year ended December 31, 2025, primarily due to $18.5 million in net proceeds received from the 2025 Private Placement, $8.6 million in net proceeds received from our ATM program, and $2.3 million in proceeds received from the exercise of warrants, partially offset by $0.7 million in principal payments on finance leases.

Cash provided by financing activities was $14.2 million during the year ended December 31, 2024, primarily due to $11.2 million in proceeds received from the 2024 Private Placement and $3.8 million in proceeds received from our ATM program, partially offset by $0.8 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the standard effective January 1, 2025 on a retrospective basis. See Note 10, Income Taxes, for further disclosure.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IN8bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IN8bio, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations since inception and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We area public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2017

New York, New York

March 12, 2026

IN8BIO, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$27,092	$11,120
Prepaid expenses and other current assets	788	1,458
Total Current Assets	27,880	12,578
Non-current assets
Property and equipment, net	1,858	2,858
Restricted cash	220	266
Right-of-use assets - finance leases	296	1,068
Right-of-use assets - operating leases	1,882	3,899
Other non-current assets	146	275
Total Non-Current Assets	4,402	8,366
Total Assets	$32,282	$20,944
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$309	$389
Accrued expenses and other current liabilities	1,633	1,047
Short-term finance lease liability	295	694
Short-term operating lease liability	924	953
Total Current Liabilities	3,161	3,083
Long-term finance lease liability	—	295
Long-term operating lease liability	1,563	3,088
Total Non-Current Liabilities	1,563	3,383
Total Liabilities	4,724	6,466
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at December 31, 2025 and 2024. No shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at December 31, 2025 and 2024; 9,766,132 and 2,416,066 shares issued and outstanding at December 31, 2025 and 2024, respectively(1)	10	7
Additional paid-in capital	168,644	136,127
Accumulated deficit	(141,096)	(121,656)
Total Stockholders' Equity	27,558	14,478
Total Liabilities and Stockholders' Equity	$32,282	$20,944

(1)All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$10,211	$16,962
General and administrative	9,650	12,637
Severance and related charges	—	1,068
Total operating expenses	19,861	30,667
Interest income	421	230
Loss from operations	(19,440)	(30,437)
Net loss	$(19,440)	$(30,437)
Net loss per share – basic and diluted	$(4.44)	$(17.05)
Weighted-average number of shares used in computing net loss per common share – basic and diluted(1)	4,374,328	1,784,890

(1)All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock(1)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,442,929	$4	$116,152	$(91,219)	$24,937
Issuance of common stock, net of issuance costs	115,972	—	3,816	-	3,816
Issuance of private placement common stock, net of issuance costs	666	—	25	-	25
Issuance of common stock, net of issuance costs	856,499	3	6,124	-	6,127
Issuance of private placement common stock, net of issuance costs	—	—	5,099	-	5,099
Issuance of private placement warrants, net of issuance costs	—	—	(89)	-	(89)
Stock-based compensation expense	—	—	5,000	-	5,000
Net loss	—	—	—	(30,437)	(30,437)
Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	1,865,253	3	8,563	-	8,566
Issuance of common stock upon exercise of Series A, B and C warrants, net of issuance costs	357,784	—	2,264	-	2,264
Issuance of private placement common stock, net of issuance costs	5,127,029	—	18,501	-	18,501
Stock-based compensation expense	—	—	3,189	-	3,189
Net loss	—	—	—	(19,440)	(19,440)
Balance at December 31, 2025	9,766,132	$10	$168,644	$(141,096)	$27,558

(1)All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(19,440)	$(30,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	976
Non-cash stock-based compensation	3,189	5,000
Amortization of finance lease right-of-use assets	771	859
Amortization of operating lease right-of-use assets	730	820
Loss on disposal of construction in progress	—	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	670	1,889
Other non-current assets	129	(20)
Accounts payable	(80)	(535)
Accrued expenses and other current liabilities	586	(1,908)
Short-term operating lease liabilities	612	134
Long-term operating lease liabilities	(879)	(972)
Net cash used in operating activities	(12,712)	(24,149)
Investing activities
Purchases of property and equipment	—	(104)
Construction in progress	—	(83)
Net cash used in investing activities	—	(187)
Financing activities
Payment of issuance costs from December 2023 issuance of common stock	—	(89)
Proceeds from the issuance of common stock, net of issuance costs	8,566	3,816
Proceeds from the exercise of Series A, B and C warrants, net of issuance costs	2,264	25
Proceeds from private placement common stock, net of issuance costs	18,501	6,127
Proceeds from private placement warrants, net of issuance costs	—	5,099
Principal payments on finance leases	(693)	(794)
Net cash provided by financing activities	28,638	14,184
Net increase (decrease) in cash and restricted cash	15,926	(10,152)
Cash and restricted cash at beginning of year	11,386	21,538
Cash and restricted cash at end of year	$27,312	$11,386
Supplemental disclosure of non-cash operating, financing and investing information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$714
Initial measurement of finance lease right-of-use assets and liabilities	$—	$564
Lease modification of operating lease right-of-use assets and liabilities	$(1,287)	$492
Lease modification of finance lease right-of-use assets and liabilities	$(1)	$—
Transfer of construction in progress to property and equipment	$—	$221

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Statements of Cash Flows Continued

(In thousands)

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	Year Ended December 31,
	2025	2024
Cash, end of year	$27,092	$11,120
Restricted cash, end of year	220	266
Cash and restricted cash, end of year	$27,312	$11,386

The accompanying notes are an integral part of these financial statements.

IN8BIO, INC.

Notes to Financial Statements

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company" "our" or "we") is a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates for cancer and autoimmune diseases. The Company’s lead product candidates, INB-100, currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"), and INB-200/400, evaluating its DeltEx Drug Resistant Immunotherapy (“DRI”) in patients with newly diagnosed glioblastoma (“GBM”). Most recently the Company introduced INB-600, its proprietary, internally developed T cell engager ("TCE") platform. In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing a range of potential applications, from solid tumors to autoimmune diseases and hematological cancers.

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

Pipeline Prioritization and Workforce Reduction

In September 2024, the Company announced a plan to optimize its resource allocation through a pipeline prioritization by suspending further development on INB-400 while seeking partnership opportunities and focusing on development of INB-100 and a workforce reduction of approximately 49%, across all functions. The Company incurred one-time costs of $1.1 million, consisting of stock-based compensation expense of $0.8 million resulting from acceleration in full of outstanding unvested stock options at the separation date for the impacted employees, and $0.3 million related to severance payments during the year ended December 31, 2024. In combination with this reduction, the executive management team and the Board agreed to a 11% reduction in their cash compensation, effective as of September 1, 2024. No costs related to these initiatives were incurred during the year ended December 31, 2025.

Reverse Stock Split

On June 5, 2025, the Company effected a reverse stock split at a ratio of one-for-thirty (the "Reverse Stock Split"). Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise or vesting of all outstanding stock options and warrants, and the number of shares of the Company’s common stock authorized for issuance pursuant to the Company’s equity incentive plans was reduced proportionally. The Reverse Stock Split did not reduce the number of authorized shares of common stock and did not alter the par value.

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split resulted in any stockholder owning only a fractional share). All share and per share amounts of common stock disclosed in this Annual Report on Form 10-K have been restated to reflect the Reverse Stock Split on a retroactive basis in all periods presented.

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $19.4 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $141.1 million. The Company continues to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility given the ongoing market environment for biotechnology stocks. These cash preservation measures may impact the Company's ability and the timing to execute its strategy. This includes the Company's ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for its preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, seeks to expand its product candidate portfolio through developing additional product candidates, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s business strategy, its existing cash of $27.1 million as of December 31, 2025 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements beyond April 2027, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

The Company continues to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. To continue to fund the operations of the Company beyond this time period, management has developed plans, which primarily consist of pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through ATM offerings and private placements of securities, and identifying strategic collaborations, licensing or other arrangements to support development of the Company’s product candidates. During the year ended December 31, 2025, the Company sold an aggregate of 5,127,029 shares of common stock and 9,452,677 Pre-Funded Warrants for net proceeds of $18.5 million after deducting placement agent fees and other estimated private placement expenses, along with an aggregate of 1,865,253 shares of its common stock under the ATM program, resulting in net proceeds of $8.6 million after deducting commissions and offering expenses.

In addition, the Company may receive aggregate proceeds of up to $2.3 million from the exercise of its outstanding Series B ordinary warrants ("Series B warrants") if not otherwise redeemed by the Company and up to $6.7 million from the exercise of its outstanding Series C common stock purchase warrants (“Series C warrants”). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments recorded for the years ended December 31, 2025 and 2024.

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

Modification to existing lease agreements, including changes to the lease term or payment amounts, are reviewed to determine whether they result in a separate contract. For modifications that do not result in a separate contract, management reviews the lease classification and re-measures the related right-of-use assets and lease liabilities at the effective date of the modification.

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

Income Taxes

The Company uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards. These are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The calculation of the income tax expense involves the use of estimates, assumptions and judgments while taking into account current tax laws and our interpretation of current and possible outcomes of future tax audits. In addition, our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity. The Company classifies interest and penalty expense related to uncertain tax positions as a component of operating expenses on the consolidated statements of operations. As of December 31, 2025, the Company had no accrued interest or penalties.

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

Warrants

The Company accounts for issued warrants as either liability or equity in accordance with ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are accounted for as liability if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet the criteria to be accounted for as liability under

ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be accounted for as liability or equity. Under ASC 815-40, contracts that may require settlement for cash are accounted for as a liability, regardless of the probability of the occurrence of the triggering event. If warrants do not meet the criteria to be accounted for as a liability under ASC 815-40, in order to conclude warrants should be accounted for as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are accounted for as equity under ASC 815-40 or other applicable U.S. GAAP. Warrants that meet the criteria to be accounted for as equity are recorded at fair value on the issuance date with no changes in fair value recognized after the issuance date. Warrants that meet the criteria to be accounted for as equity will be recorded within additional paid-in capital. After all relevant assessments, the Company concludes whether the warrants are accounted for as liability or equity. See Note 7, Warrants, for information regarding the warrants issued.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) as shown in our consolidated statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 14, Segments.

Recently Issued Accounting Standards Updates

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted the standard effective January 1, 2025 on a retrospective basis. See Note 10, Income Taxes, for further disclosure.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development	$—	$450
Prepaid insurance	529	710
Other	259	298
Prepaid expenses and other current assets	$788	$1,458

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Machinery and equipment	$385	$449
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(3,199)	(2,263)
Property and equipment, net	$1,858	$2,858

Depreciation and amortization expense was $1.0 million for each of the years ended December 31, 2025 and 2024.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued clinical trials	$46	$485
Accrued research and development	12	139
Accrued compensation	1,305	207
Accrued legal	207	85
Accrued other	63	131
Accrued expenses and other current liabilities	$1,633	$1,047

6. stockholders' equity

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the “2022 Shelf Registration Statement”) with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an at-the-market offering program (“ATM”). The Company entered into a Controlled Equity OfferingSM sales agreement, (the "Sales Agreement") with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) and Truist Securities, Inc. (“Truist”) under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

In November 2025, the filed a shelf registration statement on Form S-3 (File No. 333-291393) (the “2025 Shelf Registration Statement”) with the SEC, which would permit the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200 million of its securities and which has not yet been declared effective, to replace the expiring 2022 Shelf

Registration Statement. The 2022 Shelf Registration Statement will remain in effect until the earlier of May 20, 2026 and the effective date of the 2025 Shelf Registration Statement.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of December 31, 2025, the Company's calculated public float was less than $75.0 million. During the years ended December 31, 2025 and 2024, the Company sold an aggregate of 1,865,253 and 115,972 shares, respectively, of its common stock under the ATM, resulting in net proceeds of $8.6 million and $3.8 million, respectively, after deducting underwriting discounts. As of December 31, 2025, $5.9 million remained available for the sale of our common stock under the ATM program.

2023 Private Placement

On December 11, 2023, the Company entered into a Securities Purchase Agreement (the "2023 Purchase Agreement"), with multiple investors (the “2023 Private Placement”), pursuant to which the Company issued and sold an aggregate of 394,118 units (the “Units”) comprised of (A) (1) one share of common stock, par value $0.0001 per share (the "2023 Shares"), or (2) one pre-funded warrant to purchase one share of common stock (the “2023 Pre-Funded Warrants”) and, in each case, (B) one Series A ordinary warrant to purchase one share of common stock (the “Series A warrants”) and (C) one Series B ordinary warrant to purchase one share of common stock (the “Series B warrants”). In connection with the 2023 Private Placement, the Company issued an aggregate of 11,249,588 shares of common stock (the "2023 Shares"), 19,141 2023 Pre-Funded Warrants, 394,118 Series A warrants and 394,118 Series B warrants. The Units were sold at a purchase price of $36.60 per Unit, for net proceeds of $13.5 million, after deducting fees and expenses. The closing of the 2023 Private Placement occurred on December 13, 2023.

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

2024 Private Placement

On September 30, 2024, the Company entered into a Securities Purchase Agreement (the "2024 Purchase Agreement"), with multiple investors (the "2024 Private Placement"), pursuant to which the Company issued and sold an aggregate of 856,499 shares of common stock (the “2024 Shares”), 188,227 pre-funded warrants to purchase one share of Common Stock (the “2024 Pre-Funded Warrants”) and 1,044,726 Series C warrants, for net proceeds of $11.2 million, after deducting fees and expenses. The closing of the 2024 Private Placement occurred on October 4, 2024.

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

2025 Private Placement

On December 18, 2025, the Company entered into a Securities Purchase Agreement (the "2025 Purchase Agreement"), with multiple investors (the "2025 Private Placement"), pursuant to which the Company agreed to issue and sell shares of common stock (the “2025 Shares”) and, in lieu of common stock, pre-funded warrants (the “2025 Pre-Funded Warrants” and, together with the 2025 Shares, the “2025 Securities”) to purchase shares of common stock, in up to two closings in a private placement (the “2025 Private Placement”).

The initial closing of the 2025 Private Placement occurred on December 22, 2025. At the initial closing, the Company issued and sold an aggregate of 5,127,029 shares of common stock at a purchase price of $1.38 per share (the “2025 Share Price”) and, in lieu of shares of common stock, 9,452,677 pre-funded warrants to purchase one share of Common Stock (the “2025 Pre-Funded Warrants”) at a purchase price of $1.3799 per 2025 Pre-Funded Warrant (the “2025 Pre-Funded Warrant Price”), for net proceeds of $18.5 million, after deducting fees and expenses.

Pursuant to the Purchase Agreement, subject to the occurrence of the Second Closing Trigger (as defined below), the Company also agreed to issue and sell to the Investors in a second closing up to an additional 14,579,706 shares of common stock or pre-funded warrants in lieu of common stock, at the 2025 Share Price and the 2025 Pre-Funded Warrant Price, respectively, for additional aggregate gross proceeds of approximately $20.1 million, before deducting placement agent fees and other private placement expenses. The Second Closing Trigger shall occur upon (i) the achievement, during the period commencing on the date of the initial closing and ending on December 31, 2026, of the Company’s presentation of animal model data for its INB-619 product candidate (the “INB-619 Milestone”), and (ii) either (A) the achievement of a volume weighted average price per share of equal to or greater than 200% of the 2025 Share Price (subject to appropriate, proportional adjustment for any stock splits or combinations of the common stock occurring after the date of the Purchase Agreement) measured during any five consecutive trading days during the 90 trading days following the date of the Company’s first announcement via a press release or Current Report on Form 8-K of the occurrence of the INB-619 Milestone (such period the “Measurement Period” and such price threshold requirement, the “Price Threshold”) or (b) the Company’s receipt of a written notice signed by the Investors holding a majority of the 2025 Securities outstanding from time to time and delivered to the Company during the Measurement Period that waives the Price Threshold for purposes of the second closing.

On January 20, 2026 the Company filed a registration statement on Form S-3 to register for resale the shares of common stock and the common stock underlying the 2025 Pre-Funded Warrants, which became effective on January 28, 2026.

7. warrants

In December 2023, in connection with the 2023 Private Placement, the Company issued 19,141 2023 Pre-Funded Warrants, 394,118 Series A warrants and 394,118 Series B warrants. The 2023 Pre-Funded Warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded Warrants terms. The 2023 Pre-Funded Warrants meet the criteria for permanent equity classification. As of December 31, 2025, 19,141 2023 Pre-Funded Warrants were outstanding.

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

In connection with the closing of the 2024 Private Placement, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 390,462 shares of the Company’s Common Stock, to (i) reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of October 4, 2025, all Series A warrant have expired and there are no Series A warrants outstanding.

The Series B warrants have an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.30 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by the Company set forth in the Securities Purchase Agreement, dated September 30, 2024, by and among the Company and the investors party thereto. In consideration for the SPA Amendment, the Company amended the Company's outstanding Series B warrants, representing approximately 303,574 shares of the Company's common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of December 31, 2025, 166,964 Series B warrants were outstanding.

In October 2024, in connection with the 2024 Private Placement, the Company issued 188,227 2024 Pre-Funded Warrants and 1,044,726 Series C warrants. The 2024 Pre-Funded Warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until the 2024 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded Warrants terms. The 2024 Pre-Funded Warrants meet the criteria for permanent equity classification. As of December 31, 2025, 188,227 2024 Pre-Funded Warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of December 31, 2025, 828,863 Series C warrants were outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the "Participating Holders") to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders (the "Warrant Exercises") and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants (the "Exchanged Pre-Funded Warrants"), in each case for a cash payment of (a) $5.53 per warrant share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per warrant share for all other Participating Holders (the "Warrant Exchanges"), for aggregate net proceeds of $1.9 million.

The Exchanged Pre-Funded Warrants issued in connection with the Warrant Exchanges have an exercise price of $0.003 per share. Each Exchanged Pre-Funded Warrant is exercisable immediately and will be exercisable until such Exchanged Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of an Exchanged Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Exchanged Pre-Funded Warrants. Under the terms of the Exchanged Pre-Funded Warrants, the Company shall not effect the exercise of any portion of any Exchanged Pre-Funded Warrant, and a holder shall not have the right to exercise any portion of any Exchanged Pre-Funded Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company. The Exchanged Pre-Funded Warrants meet the criteria for permanent equity classification. As of December 31, 2025 41,014 of these Exchanged Pre-Funded Warrants were outstanding.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code ("IRC") as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 246,667, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 1,366,666 shares. As of December 31, 2025, 144,603 shares were available for grant pursuant to the 2023 Plan. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 488,307 shares effective January 1, 2026.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by our Board of Directors. As of December 31, 2025, no shares of common stock had been issued under the 2020 ESPP and 26,260 shares remained available for future issuance under the 2020 ESPP. The Board of Directors or designated committee has not set an offering period.

Stock Option Activity

The following is a summary of the stock option award activity during the year ended December 31, 2025:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	403,075	$60.93	8.05	$41
Granted	107,333	8.28
Forfeited	(8,381)	15.71
Outstanding at December 31, 2025	502,027	$50.42	7.41	$—
Exercisable at December 31, 2025	329,203	$67.13	6.79	$—
Options expected to vest as of December 31, 2025	172,824	$18.60	8.60	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $6.70 and $19.87, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at December 31, 2025 and December 31, 2024.

Stock-Based Compensation Expense

For the years ended December 31, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	December 31, 2025	December 31, 2024
Volatility	96.66% - 99.24%	90.31% - 104.93%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.00 - 4.24%	3.61% - 4.65%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$1,183	$1,825
General and administrative	2,006	2,405
Severance and related charges	—	770
Total stock-based compensation expense	$3,189	$5,000

No related tax benefits from stock-based compensation expense were recognized for the years ended December 31, 2025 and 2024. As of December 31, 2025, there was $1.9 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 1.94 years.

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

In consideration of the license granted under the Emory License Agreement, the Company paid Emory University a nominal upfront payment. Between March 2017 and August 2020, the Company issued UABRF an additional 5,046 shares of common stock in satisfaction of these antidilution rights.

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

10. INCOME TAXES

For the years ended December 31, 2025 and 2024, loss before income taxes is attributable to the following tax jurisdictions:

	December 31, 2025	December 31, 2024
United States	$(19,440)	$(30,676)
Foreign	—	—
Net loss before income taxes	$(19,440)	$(30,676)

The Company has incurred cumulative operating losses since its inception and as a result, there is no current and deferred income tax provision for the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the tax provision (benefit) consisted of (in thousands):

	December 31, 2025	December 31, 2024
Current provision (benefit):
Federal	$—	$—
State	—	—
Total	—	—
Deferred provision (benefit)
Federal	(4,069)	(5,553)
State	1,652	—
Total	(2,417)	(5,553)
Change in valuation allowance	2,417	5,553
Income tax provision (benefit)	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
U.S. Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0	0.0
Stock-based compensation	0.0	(1.0)
Other permanent differences	0.0	0.0
True up adjustments	(8.5)	(2.0)
Change in valuation allowance	(12.5%)	(18.0%)
Income tax provision (benefit)	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax assets (liabilities) balance are as follows at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Stock-based compensation	$2,522	$1,845
Net operating loss carryforwards and alternative minimum tax credits	19,401	16,379
Lease liabilities	584	1,056
Reserves and accruals	275	44
Intangibles and fixed assets	5,289	6,916
Total deferred tax assets	28,071	26,240
Deferred tax liabilities:
ROU assets	(457)	(1,043)
Total deferred tax liabilities	(457)	(1,043)
Valuation allowance	(27,614)	(25,197)
Deferred tax assets (liabilities), net	$—	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $92.1 million, which were generated after 2017 and do not expire. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $1.1 million which will begin to expire in 2035.

The Company has evaluated both positive and negative evidence and determined that negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained. The net change in the valuation allowance for the year ended December 31, 2025 was an increase of $2.4 million.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. Accordingly, there is a risk of an ownership change that could trigger a limitation of the use of the loss carryover. The Company has undertaken a formal IRC Section 382 study up until December 31, 2025. As of December 31, 2025, the Company experienced an ownership change on August 7, 2025 and is in a net unrealized built-in loss (NUBIL) position. Under the OBBBA, capitalized Section 174 amounts create tax basis and are therefore included in the Section 382 built-in loss analysis. To the extent §174 amortization is treated as recognized built-in loss (RBIL), such amounts would be subject to the Company’s Section 382 limitation during the five-year recognition period. As the Company’s current Section 382 limitation is minimal, utilization of pre-change net operating losses and any RBIL is significantly restricted during the recognition period.

The Tax Cuts and Jobs Act (“TCJA”) included a change in the treatment of research and development expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a 5-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a 5-year recovery period under Section 174(b).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) permanent immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (ii) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025. The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of research and development expenditures for tax purposes under Section 174.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. Under the ASU, public business entities (“PBEs”) must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” FASB released the ASU in response to stakeholder feedback indicating that “the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows.”

The ASU’s amendments are effective for PBEs for annual periods beginning after December 15, 2024. The Company adopted ASU 2023‑09 in the current annual period and elected to apply the amendments retrospectively to 2024 presented on the footnote to enhance comparability of income tax disclosures, including the rate reconciliation and disaggregation of income taxes paid.

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

Basic and diluted net loss per share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024
Net loss	$(19,440)	$(30,437)
Net loss per share—basic and diluted	$(4.44)	$(17.05)
Weighted-average number of shares used in computing net loss per share—basic and diluted	4,374,328	1,784,890

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	494,212	298,517
Series A warrants	184,967	393,633
Series B warrants	328,102	394,118
Series C warrants	996,454	254,045
Total	2,003,735	1,340,313

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates materiality and whether or not a potential loss amount or potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred costs related to such legal proceedings.

13. equipment and FACILITY LEASES

The Company has historically entered into lease arrangements for its facilities. As of December 31, 2025, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of December 31, 2025, the Company has 5 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of December 31, 2025, the Company has one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to $0.1 million and $0.3 million as of December 31, 2025 and 2024, respectively and are included in other non-current assets on the balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, which was modified and expanded in March 2024 for a 60-month term ending in March 2029, with an option to extend five years, resulting in an increase to both the right-of-use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. In April 2025, the Company terminated its operating lease for additional unutilized office space in Birmingham, Alabama. The Company paid a one-time termination fee of $0.1 million and paid five monthly payments of $20,000, beginning on June 1, 2025. As of October 1, 2025, there were no payments remaining.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.3 million and $0.2 million as of December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, $0.2 million was included in restricted cash.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Lease Cost
Amortization of finance right-of-use assets	$771	$859
Interest on finance lease liabilities	67	122
Operating lease cost	1,142	1,343
Short-term lease cost	158	170
Variable lease cost	220	134
Total lease cost	$2,358	$2,628

December 31, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$759
Cash paid for amounts included in the measurement of lease liability – operating leases	$776
Weighted-average remaining lease term – finance leases	0.87
Weighted-average remaining lease term – operating leases	2.59
Weighted-average discount rate – finance leases	13.1%
Weighted-average discount rate – operating leases	14.7%

The following table reconciles the undiscounted cash flows to the operating and financing lease liabilities at December 31, 2025 (in thousands):

	Finance Leases	Operating Leases
2026	$312	$1,217
2027	—	1,019
2028	—	680
2029	—	66
Thereafter	—	—
Total lease payment	312	2,982
Less: interest	17	495
Total lease liabilities	295	2,487
Less: short-term lease liability	295	924
Long-term lease liability	$—	$1,563

14. SEGMENTS

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

The following table presents certain financial data for the Company’s reportable segment:

	Year Ended December 31,
	2025	2024
INB-100 research and development expenses	$974	$913
INB-200 research and development expenses	15	451
INB-400 research and development expenses	697	4,677
Personnel-related indirect research and development expenses	5,294	7,674
Total general and administrative expenses	9,650	12,637
Other segment items[1]	2,810	4,085
Segment net loss	$19,440	$30,437

(1) Other segment items include preclinical expenses, severance and related charges, and interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the design of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, (the "2026 Proxy Statement"), no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2026 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics (the "Code of Conduct"), required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.in8bio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance–Independence of Directors” in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding accounting fees and services required by this item will be contained in our 2026 Proxy Statement in Proposal 2 under the captions “–Independent Registered Public Accounting Firm Fees” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

4.2	Description of the Registrant’s Securities.
4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 19, 2025).
4.6	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.7	Form of Amendment to Series B Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on April 28, 2025).
4.8	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.9	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 11, 2023).
4.10	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on October 1, 2024).
4.11

Registration Rights Agreement, dated as of December 18, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on December 19, 2025).

10.1+

Form of Indemnity Agreement by and between the Company and its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on November 5, 2020).

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

10.6+

Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

10.7+

Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on August 10, 2023).

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

10.10+	Non-Employee Director Compensation Policy (as amended February 4, 2026).
10.11†

Exclusive License Agreement, dated March 10, 2016, between the Company and The UAB

Research Foundation (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.12†

First Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.13†

Second Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.14†

Third Amendment to Exclusive License Agreement, dated December 14, 2016, between the

UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.15†

Fourth Amendment to Exclusive License Agreement, dated December 14, 2016, between the UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.16†

Exclusive License Agreement, dated June 10, 2016, between Emory University, Children’s Healthcare of Atlanta, Inc., and UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.17†

First Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.18†

Second Amendment to Exclusive License Agreement between Emory University, Children’s Healthcare of Atlanta, Inc., The UAB Research Foundation and the Company (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-249530), filed with the Commission on October 16, 2020).

10.19+

Amended and Restated Employment Agreement, between the Company and William Ho, dated December 1, 2020 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.20+

Amendment to Amended and Restated Employment Agreement, between the Company and William Ho, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.21+

Amended and Restated Employment Agreement between the Company and Lawrence Lamb, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-249530), filed with the Commission on July 22, 2021).

10.22+

Amendment to Employment Agreement, by and between the Company and Lawrence Lamb, dated as of August 30, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on September 6, 2024).

10.23+

Employment Agreement between the Company and Patrick McCall, dated January 20, 2021 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-39692), filed with the SEC on March 17, 2022).

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

10.28

Second Amendment to Lease Agreement between the Company (Suite 230) and Sloss Martin Biscuit, Ltd., dated March 16, 2024 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39692), filed with the SEC on May 9, 2024).

10.29

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.

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

IN8bio, Inc.

March 12, 2026	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

March 12, 2026	By:	/s/ Patrick McCall
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

Name	Title	Date

/s/ William Ho	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
William Ho

/s/ Patrick McCall	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2026
Patrick McCall

/s/ Jeremy R. Graff	Interim Chairman of the Board of Directors	March 12, 2026
Jeremy R. Graff

/s/ Peter Brandt	Director	March 12, 2026
Peter Brandt

/s/ Corinne Epperly	Director	March 12, 2026
Corinne Epperly

/s/ Emily Fairbairn	Director	March 12, 2026
Emily Fairbairn

/s/ Luba Greenwood	Director	March 12, 2026
Luba Greenwood