Form 10-Q
period 2026-03-31
IN8BIO, INC.
filed 2026-05-07
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of May 4, 2026 was 9,847,089.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2026	December 31,
	(unaudited)	2025
Assets		(Note 2)
Current assets
Cash	$21,941	$27,092
Prepaid expenses and other current assets	721	788
Total Current Assets	22,662	27,880
Non-current assets
Property and equipment, net	1,622	1,858
Restricted cash	220	220
Right-of-use assets - finance leases	188	296
Right-of-use assets - operating leases	1,444	1,882
Other non-current assets	129	146
Total Non-Current Assets	3,603	4,402
Total Assets	$26,265	$32,282
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$449	$309
Accrued expenses and other current liabilities	681	1,633
Short-term finance lease liability	189	295
Short-term operating lease liability	839	924
Total Current Liabilities	2,158	3,161
Long-term operating lease liability	1,326	1,563
Total Non-Current Liabilities	1,326	1,563
Total Liabilities	3,484	4,724
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at March 31, 2026 and December 31, 2025; 9,847,089 and 9,766,132 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	168,957	168,644
Accumulated deficit	(146,186)	(141,096)
Total Stockholders' Equity	22,781	27,558
Total Liabilities and Stockholders' Equity	$26,265	$32,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,613	$2,972
General and administrative	2,653	2,688
Total operating expenses	5,266	5,660
Interest income	176	110
Loss from operations	(5,090)	(5,550)
Net loss	$(5,090)	$(5,550)
Net loss per share – basic and diluted	$(0.26)	$(2.16)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	19,467,114	2,575,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	245,428	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	47,088	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	2,708,582	$8	$141,075	$(127,206)	$13,877

Balance at December 31, 2025	9,766,132	$10	$168,644	$(141,096)	$27,558
Payment of issuance costs from December 2025 issuance of common stock	—	—	(88)	—	(88)
Issuance of common stock upon exercise of prefunded warrants, net of issuance costs	80,957	—	—	—	—
Stock-based compensation expense	—	—	401	—	401
Net loss	—	—	—	(5,090)	(5,090)
Balance at March 31, 2026	9,847,089	$10	$168,957	$(146,186)	$22,781

(1)All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(5,090)	$(5,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	256
Non-cash stock-based compensation	401	831
Amortization of finance lease right-of-use assets	108	240
Amortization of operating lease right-of-use assets	147	173
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	67	621
Other non-current assets	17	—
Accounts payable	140	186
Accrued expenses and other current liabilities	(952)	98
Short-term operating lease liabilities	206	164
Long-term operating lease liabilities	(236)	(141)
Net cash used in operating activities	(4,947)	(3,122)
Investing activities
Purchases of property and equipment	(9)	—
Net cash used in investing activities	(9)	—
Financing activities
Payment of issuance costs from December 2025 issuance of common stock	(88)	—
Proceeds from the issuance of common stock, net of issuance costs	—	3,735
Proceeds from the exercise of Series C warrants, net of issuance costs	—	383
Principal payments on finance leases	(107)	(225)
Net cash (used in) provided by financing activities	(195)	3,893
Net (decrease) increase in cash and restricted cash	(5,151)	771
Cash and restricted cash at beginning of period	27,312	11,386
Cash and restricted cash at end of period	$22,161	$12,157

Cash, end of period	$21,941	$11,888
Restricted cash, end of period	220	269
Cash and restricted cash, end of period	$22,161	$12,157

Supplemental disclosure of non-cash financing and investing activities:
Lease modification of operating lease right-of-use assets and liabilities	$(291)	$(557)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company") is a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta ("γδ")T cell product candidates for cancer and autoimmune diseases. The Company’s pipeline is anchored by INB-600, its proprietary, internally developed γδ T cell engager ("TCE") platform, which has potential applications across oncology and autoimmune indications. The Company’s most advanced product candidates are INB-100, currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"), and INB-200/400, evaluating its DeltEx Drug Resistant Immunotherapy ("DRI") in patients with newly diagnosed glioblastoma ("GBM"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing a range of potential applications, from solid tumors to autoimmune diseases and hematological cancers.

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

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $5.1 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $146.2 million. The Company continues to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact the Company's ability and the timing to execute its strategy. This includes the Company's ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for its preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s business strategy, its existing cash of $21.9 million as of March 31, 2026 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

In connection with the Company’s private placement completed in December 2025, the Company may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate. In addition, the Company may receive up to an aggregate of $2.3 million of proceeds from the exercise of its outstanding Series B ordinary warrants ("Series B warrants") if not otherwise redeemed by the Company and up to $6.7 million from the exercise of its outstanding Series C common stock purchase warrants ("Series C warrants"). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund the Company's operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2025 and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the "Annual Report") that was filed with the Securities and Exchange Commission ("SEC") on March 12, 2026. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP").

Unaudited Interim Financial Information

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these condensed financial statements, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report. The results for any interim period are not necessarily indicative of results for any future period. In the opinion of the Company’s management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

Capitalized Software

The Company capitalizes the application development phase costs of internal use software in accordance with Accounting Standard Codification ("ASC") Topic 350-40, Intangibles-Goodwill and Other-Internal Use Software. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates for solid and liquid tumors. The Company’s CODM, its Chief Executive Officer ("CEO"), manages the Company’s operations on a consolidated basis for the purposes of allocating resources. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) as shown in the Company's condensed consolidated statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 13, Segments.

Recently Issued Accounting Standards Updates

The Company has evaluated all issued and unadopted Accounting Standards Updates issued by the Financial Accounting Standards Board, and believes the adoption of these standards will not have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$326	$529
Other	395	259
Prepaid expenses and other current assets	$721	$788

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$394	$385
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(3,444)	(3,199)
Property and equipment, net	$1,622	$1,858

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued clinical trials	$56	$46
Accrued research and development	—	12
Accrued compensation	353	1,305
Accrued legal	217	207
Accrued other	55	63
Accrued expenses and other current liabilities	$681	$1,633

6. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

In November 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-268288) (the "2022 Shelf Registration Statement") with the SEC, which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, of which $50.0 million of common stock may be issued and sold pursuant to an at-the-market offering program ("ATM"). The Company entered into a Controlled Equity OfferingSM sales agreement, (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. "Truist") under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, through the ATM program. On March 8, 2024, the Company delivered a termination notice to Truist, removing them as a sales agent under the ATM program. Such termination became effective on March 14, 2024.

In November 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "2025 Shelf Registration Statement") with the SEC, which would permit the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $200 million of its securities and which has not yet been declared effective, to replace the expiring 2022 Shelf Registration Statement. The 2022 Shelf Registration Statement will remain in effect until the earlier of May 20, 2026 and the effective date of the 2025 Shelf Registration Statement.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of March 31, 2026, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2025, the Company sold an aggregate of 1,865,253 shares, of its common stock under the ATM, resulting in net proceeds of $8.6 million, after deducting underwriting discounts. For the three months ended March 31, 2026, the Company did not sell any shares of its common stock under the ATM program. As of March 31, 2026, $5.9 million remained available for the sale of our common stock under the ATM program.

7. WARRANTS

In December 2023, the Company issued pre-funded warrants to purchase up to an aggregate of 19,141 shares of common stock ("2023 Pre-Funded Warrants"), 394,118 Series A warrants and 394,118 Series B warrants in a private placement. The 2023 Pre-Funded Warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded Warrants terms. The 2023 Pre-Funded Warrants meet the criteria for permanent equity classification. As of March 31, 2026, there were no 2023 Pre-Funded warrants issued and outstanding.

The Series A warrants were issued with an exercise price of $37.50 per share. The Series A warrants were exercisable immediately. The Series A warrants meet the criteria for permanent equity classification.

In connection with the closing of the Company's private placement in October 2024, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 390,462 shares of the Company’s common stock, to (i) reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of March 31, 2026, all Series A warrants have expired and there are no Series A warrants outstanding.

The Series B warrants have an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.30 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by the Company set forth in the Securities Purchase Agreement, dated September 30, 2024, by and among the Company and the investors party thereto. In consideration for the SPA Amendment, the Company amended the Company's outstanding Series B warrants, representing approximately 303,574 shares of the Company's common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of March 31, 2026, 166,964 Series B warrants were issued and outstanding.

In October 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 188,227 ("2024 Pre-Funded Warrants") and 1,044,726 Series C warrants in a private placement. The 2024 Pre-Funded Warrants have an exercise price of $0.003 per share, were exercisable immediately and are exercisable until the 2024 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded Warrants terms. The 2024 Pre-Funded Warrants meet the criteria for permanent equity classification. As of March 31, 2026, 164,593 2024 Pre-Funded Warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of March 31, 2026, 828,863 Series C warrants were outstanding.

In April 2025, the Company entered into privately negotiated letter agreements with certain holders of outstanding Series A warrants and Series B warrants (the "Participating Holders") to (i) exercise, for cash, 239,293 Series A warrants and 71,403 Series B warrants for the purchase of an aggregate of 310,696 shares of common stock, in each case at a reduced exercise price of (a) $5.53 per share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per share for all other Participating Holders and (ii) exchange certain Series A warrants and Series B warrants for 41,014 pre-funded warrants (the "Exchanged Pre-Funded Warrants"), in each case for a cash payment of (a) $5.53 per warrant share for Participating Holders who are directors or executive officers of the Company and (b) $5.35 per warrant share for all other Participating Holders (the "Warrant Exchanges"), for aggregate net proceeds of $1.9 million.

The Exchanged Pre-Funded Warrants issued in connection with the Warrant Exchanges have an exercise price of $0.003 per share. Each Exchanged Pre-Funded Warrant is exercisable immediately and will be exercisable until such Exchanged Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of an Exchanged Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Exchanged Pre-Funded Warrants. Under the terms of the Exchanged Pre-Funded Warrants, the Company shall not effect the exercise of any portion of any Exchanged Pre-Funded Warrant, and a holder shall not have the right to exercise any portion of any Exchanged Pre-Funded Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company. The Exchanged Pre-Funded Warrants meet the criteria for permanent equity classification. As of March 31, 2026, 2,732 of these Exchanged Pre-Funded Warrants were outstanding.

In December 2025, the Company issued pre-funded warrants to purchase up to an aggregate of 9,452,677 shares of common stock (the "2025 Pre-Funded Warrants") in a private placement. The 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and are exercisable until the 2025 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded Warrants terms. The 2025 Pre-Funded Warrants meet the criteria for permanent equity classification. As of March 31, 2026, 9,452,677 2025 Pre-Funded Warrants were outstanding.

As of March 31, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. The Board of Directors, or a committee thereof, is authorized to administer the 2023 Plan. The 2023 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2023 Plan was 246,667, which automatically increases on January 1 of each year for a period of 10 years, beginning on January 1, 2024 and continuing through January 1, 2033, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2023 Plan is 1,366,666 shares. Pursuant to the terms of the 2023 Plan, the number of shares available under the 2023 Plan was increased by 488,307 shares effective January 1, 2026. As of March 31, 2026, 146,670 shares were available for grant pursuant to the 2023 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by the Board of Directors. As of March 31, 2026, no shares of common stock had been issued under the ESPP and 26,260 shares remained available for future issuance under the ESPP. The Board of Directors or designated committee has not set an offering period and the Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2026.

Stock Option Activity

The following is a summary of the stock option award activity during the three months ended March 31, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	502,027	$50.42	7.41	$—
Granted	490,500	1.96
Exercised	—	—
Forfeited	(4,260)	5.20
Outstanding at March 31, 2026	988,267	$26.56	8.48	$—
Exercisable at March 31, 2026	393,362	$58.79	6.83	$—
Options expected to vest as of March 31, 2026	594,905	$5.26	9.56	$—

The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $1.60 and $37.20, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at March 31, 2026 and December 31, 2025.

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	March 31, 2026	March 31, 2025
Volatility	102.50%	96.66%
Expected life (years)	6.08	6.08
Risk-free interest rate	3.83%	4.24%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$167	$286
General and administrative	234	545
Total stock-based compensation expense	$401	$831

No related tax benefits from stock-based compensation expense were recognized for the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $0.4 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 3.16 years.

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

10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, including 9.6 million shares of pre-funded warrants to purchase shares of common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,090)	$(5,550)
Net loss per share—basic and diluted	$(0.26)	$(2.16)
Weighted-average number of shares used in computing net loss per share—basic and diluted	19,467,114	2,575,325

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	805,949	460,837
Series A warrants	—	393,452
Series B warrants	166,964	394,118
Series C warrants	828,863	1,019,089
Total	1,801,776	2,267,496

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2026, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of March 31, 2026, the Company has 5 active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of March 31, 2026, the Company has one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of March 31, 2026 and December 31, 2025, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.2 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, $0.2 million was included in restricted cash.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Cost
Amortization of finance right-of-use assets	$108	$240
Interest on finance lease liabilities	8	28
Operating lease cost	229	307
Short-term lease cost	16	65
Variable lease cost	28	30
Total lease cost	$389	$670

March 31, 2026
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$8
Cash paid for amounts included in the measurement of lease liability – operating leases	$112
Weighted-average remaining lease term – finance leases (years)	0.74
Weighted-average remaining lease term – operating leases (years)	2.38
Weighted-average discount rate – finance leases	13.8%
Weighted-average discount rate – operating leases	14.8%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at March 31, 2026 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$198	$811
2027	—	1,019
2028	—	680
2029	—	66
Total lease payment	198	2,576
Less: interest	9	411
Total lease liabilities	189	2,165
Less: short-term lease liability	189	839
Long-term lease liability	$—	$1,326

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

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended March 31,
	2026	2025
INB-100 research and development expenses	$378	$226
INB-200 research and development expenses	36	10
INB-400 research and development expenses	41	445
Personnel-related indirect research and development expenses	1,311	1,260
Total general and administrative expenses	2,653	2,688
Other segment items[1]	671	921
Segment net loss	$5,090	$5,550

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, and our audited financial statements and related notes for the year ended December 31, 2025 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"). Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-30 reverse stock split of our common stock that became effective on June 5, 2025, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta T cell product candidates and T cell engagers ("TCEs") for cancer and autoimmune diseases. We are the most clinically advanced gamma-delta T cell-focused company and are utilizing our suite of DeltEx platform technologies as we aspire to eliminate cancer cells to achieve our mission of what we refer to as Cancer ZeroTM — the safe elimination of all cancer and target cells in every patient battling disease. We develop TCEs, along with ex vivo expanded and activated gamma-delta T cell candidates based upon our deep expertise in gamma-delta T cell biology, proprietary genetic engineering, and cell-type specific manufacturing capabilities, which we refer to collectively as our DeltEx platform. Our platform employs TCEs, allogeneic, autologous, induced pluripotent stem cell ("iPSC"), and genetically modified cell therapy approaches that are designed to effectively identify and eradicate tumor or target cells. To date, we have conducted two primary investigator-sponsored Phase 1 clinical trials evaluating our gamma-delta T cell technologies in cancer patients, which have both completed primary enrollment. INB-100 is assessing our DeltEx Allogeneic ("Allo") gamma-delta T cell therapy in adult patients with high-risk leukemias undergoing haploidentical stem cell transplantation ("HSCT"). INB-200 evaluated our DeltEx Drug Resistant Immunotherapy ("DRI") in patients with newly diagnosed glioblastoma ("GBM"). Both trials have demonstrated encouraging clinical activity, including long-term durable remissions, with patients remaining alive and in remission or progression-free for more than four years.

Most recently we introduced INB-600, our proprietary, internally developed TCE platform. We have demonstrated that INB-619, a CD19 targeted gamma-delta TCE can efficiently and completely eliminate targeted B cells in a dose-dependent manner. Data presented at The American College of Rheumatology Convergence 2025 meeting ("ACR Convergence 2025") highlighted the potential of INB-619 in B cell-driven autoimmune diseases such as systemic lupus erythematosus ("SLE") and demonstrated deep B cell depletion through selective activation and expansion of gamma-delta T cells.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We are currently enrolling an expansion cohort at the RP2D, with a target of an additional 15 patients (for a minimum of 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the treatment of all patients, with long-term follow-up results anticipated at a medical meeting in late 2026.

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

INB-400 is our corporate-sponsored investigational new drug application ("IND") for the Phase 2, multi-center clinical trial evaluating our DeltEx DRI technology in newly diagnosed GBM. Treatment of any enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline prioritization review, we suspended further enrollment in the Phase 2 trial of INB-400 to conserve capital. The trial was designed to further evaluate genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients across multiple centers in the United States.

At the 2025 Annual Meeting of the Society of Neuro-Oncology ("SNO"), we presented consolidated data from the INB-200 (Phase 1) and INB-400 (Phase 2) trials in both poster and oral presentations.

This data was updated through December 31, 2025, and patients who received repeated doses of DeltEx DRI gamma-delta T cells reported an mPFS of 13.0 months and an mOS of 17.2+ months, with median overall survival continuing to grow. We continue to believe that our DeltEx DRI approach has the potential to address this significant unmet need and expect to provide further clinical updates, including additional mOS data from the total data set, at medical meetings in mid- and late- 2026.

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

We also have a portfolio of preclinical programs within our DeltEx pipeline which currently remain paused in development due to financial market conditions and prioritization. These include INB-300, a targeted non-signaling gamma-delta T cell based chimeric antigen receptor ("nsCAR") construct which is applicable to both solid and liquid tumors, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
Hematologic Malignancies (Allogeneic)							
INB-100	DeltEx™ Allo γδ T cells	AML					• Complete dosing of additional patients in the DL2 expansion cohort 2026 • Provide clinical updates and follow-up YE 2026
In Development							
INB-300	Non-signaling CAR-T (nsCAR)	TBD					• On-hold for potential partnering
INB-500	γδ iPSC T cells	TBD					• On-hold for potential partnering
INB-619	γδ T cell engagers (TCEs)	Autoimmune and Oncology					• IND-enabling studies with initial mouse model data in 2026
Solid Tumors (Autologous)							
INB-200	DeltEx™ DRI*	GBM (1L)**					• Trial completed, pursuing peer-reviewed publication of data
INB-400#	DeltEx™ DRI*	GBM (1L)**					• Obtain FDA guidance on potential registrational pathways in 2026 • Present updated mOS data in mid- and late- 2026
Solid Tumors (Allogeneic)							
INB-400#	DeltEx™ DRI*	GBM (relapsed & 1L)					

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

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offering, our at-the-market ("ATM"), program with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), and multiple private placements.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, seek to expand our product candidate portfolio through developing additional product candidates, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $21.9 million as of March 31, 2026 is not anticipated to fund our projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of the accompanying condensed financial statements, and accordingly, there is substantial doubt about our ability to continue to operate as a going concern.

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

In connection with our private placement completed in December 2025, we may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate. In addition, as of March 9, 2026, we may receive an additional $6.7 million in aggregate proceeds if the holders of our Series C warrants exercise their warrants in full. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $2.3 million from the exercise of our outstanding Series B warrants in full. There is no assurance, however, that we will receive any additional proceeds from the second closing of the 2025 private placement or the exercise of outstanding warrants or pre-funded warrants, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see "—Liquidity" below.

The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled "Risk Factors." The condensed financial statements have been prepared on the basis that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$2,613	$2,972	$(359)
General and administrative	2,653	2,688	(35)
Total operating expenses	5,266	5,660	(394)
Interest income	176	110	66
Loss from operations	(5,090)	(5,550)	460
Net loss	$(5,090)	$(5,550)	$460

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development expenses:
INB-100	$378	$226	$152
INB-200	36	10	26
INB-400	41	445	(404)
Unallocated expenses
Preclinical expenses	150	45	105
Personnel-related expenses (including stock-based compensation)	1,311	1,260	51
Facility-related and other expenses	697	986	(289)
Total research and development expenses	$2,613	$2,972	$(359)

Research and development expenses were $2.6 million for the three months ended March 31, 2026, compared to $3.0 million for the prior year period. These amounts include non-cash items such as stock-based compensation ("SBC") and depreciation. The decrease was primarily due to a $0.3 million net decrease in direct costs related to our clinical trials, primarily related to our INB-400 program, and a decrease of $0.3 million in facility related charges, partially offset by increases of $0.1 million in our preclinical TCE program expenses and $0.1 million in personnel-related costs.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2026, compared to $2.7 million for the prior year period. These amounts include non-cash items such as SBC and depreciation.

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase was due to additional interest income earned from cash sweep accounts.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, our ATM program and multiple private placements. Through March 31, 2026, we have raised an aggregate of $163.2 million of gross proceeds from the sale of our securities.

As of March 31, 2026, we had cash of $21.9 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates.

In connection with the private placement, completed in December 2025, we may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate. In addition, we may receive aggregate proceeds of up to $6.7 million from the exercise of our outstanding pre-funded warrants and Series C warrants, assuming the exercise in full of all of such warrants for cash. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $2.3 million from the exercise in full of our outstanding Series B warrants. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information on our outstanding warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations.

ATM Program

In November 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268288) (the "2022 Shelf Registration Statement") with the SEC, which permitted the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities, of which $50 million of common stock may be issued and sold pursuant to an ATM program. We entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement"), with Cantor Fitzgerald and Truist, under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, through the ATM program. On March 8, 2024, we delivered a termination notice to Truist, removing them as a sales agent under the ATM program which became effective on March 14, 2024. During the three months ended March 31, 2026, we did not sell any shares of common stock under the ATM program. As of May 4, 2026, $5.9 million remained available for the sale of our common stock under the ATM program.

In November 2025, we filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "2025 Shelf Registration Statement") with the SEC, which would permit the offering, issuance and sale by us of up to a maximum aggregate offering price of $200 million of our securities and which has not yet been declared effective, to replace the expiring 2022 Shelf Registration Statement. The 2022 Shelf Registration Statement will remain in effect until the earlier of May 20, 2026 and the effective date of the 2025 Shelf Registration Statement.

As of the date of this Form 10-Q, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any 12-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

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

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates, tariffs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increased operating costs in the near future (especially if inflation rates rise). Such increases may impact our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions existing and any future tariffs enacted by the U.S. government and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Material Cash Requirements

Our material cash requirements as of March 31, 2026 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. See Note 12, Equipment and Facility Leases, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information. As of March 31, 2026, we had fixed lease payment obligations of $2.8 million, with $1.3 million payable within 12 months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,947)	$(3,122)
Net cash used in investing activities	(9)	—
Net cash (used in) provided by financing activities	(195)	3,893
Net (decrease) increase in cash and restricted cash	$(5,151)	$771

Operating Activities

Cash used in operating activities was $4.9 million during the three months ended March 31, 2026, primarily due to our net loss of $5.1 million and changes in operating assets and liabilities of $0.7 million, partially offset by an increase in non-cash charges of $0.9 million. Decreases in our operating assets and liabilities consisted primarily of $0.9 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, partially offset by increases of $0.1 million in prepaid expenses and other current assets and $0.1 million in accounts payable. Increases in our non-cash charges consisted primarily of $0.4 million in stock-based compensation, $0.3 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.2 million of depreciation.

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

Investing Activities

An immaterial amount of cash was used in investing activities during the three months ended March 31, 2026 and no cash was used in investing activities during the three months ended March 31, 2025.

Financing Activities

Cash used in financing activities was $(0.2) million during the three months ended March 31, 2026, primarily due to costs associated with the December 2025 private placement transaction.

Cash provided by financing activities was $3.9 million during the three months ended March 31, 2025, primarily due to $3.7 million in net proceeds received from our ATM program and $0.4 million in proceeds from Series C warrants exercised, partially offset by $0.2 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2026, we did not adopt any new Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board.

We have evaluated recently issued and unadopted ASUs, and believe the adoption of these standards will not have a material impact on our condensed financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer ("CEO"), and Dr. Lawrence Lamb, our Chief Scientific Officer ("CSO"), and of our President and Chief Operating Officer ("COO"), Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
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

As of March 31, 2026, we had cash of $21.9 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2025 and 2024, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

Until such time, if ever, as we can generate substantial product revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our ATM program, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in recent years we have issued a substantial number of shares of common stock and warrants to purchase shares of common stock to raise additional capital, including most recently our sale and issuance of 5,127,029 shares of common stock and pre-funded warrants to purchase up to 9,452,677 shares of common stock in a private placement in December 2025. In addition, we may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate.

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

As of March 31, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

We may receive up to an aggregate of $9.0 million from the exercise of the Series B and Series C warrants, assuming the exercise in full of all of the warrants for cash. However, we will only receive proceeds to the extent the holders of warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of warrants or whether we will receive any proceeds at all. Additionally, the warrants may, in certain circumstances, be exercised by way of cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the applicable warrant. Accordingly, we may not receive any additional funds, or any significant additional funds, upon any exercise of the warrants.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since inception. Our net loss was $5.1 and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $146.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that our product candidate or clinical trial design will prove to be effective, that we will be able to take advantage of abbreviated regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our lead product candidates, in ongoing clinical trials. Our product candidates are in early stages of development and may never be commercialized. Additionally, we announced in September 2024 that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding, potential regulatory pathways and/or partnership opportunities, if any, for the program. We would require substantial additional funds to recommence and advance this trial through data and BLA submission.

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

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. INB-100 is our only product candidate currently in active clinical trials. While the IND remains open, in September 2024, we announced that we have suspended patient enrollment in the INB-400 Phase 2 clinical trial for newly diagnosed GBM while we explore additional funding, potential regulatory pathways and/or partnership opportunities for the program, if any. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials and/or product candidate will generate the same results or otherwise provide adequate data to demonstrate the efficacy, safety and equivalency of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.

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

Our gamma-delta T cell engager program ("γδ TCE"), INB-600, INB-633 and INB-619, currently in preclinical development, are subject to significant risks and uncertainties that could materially impact development of this platform and impact our results, timelines, financing or business objectives. The development is early and preclinical and the work to bring a TCE through IND-enabling development and into clinical development encompasses many critical processes including cloning into optimized GMP compliant vector and cell systems, scale-up, generation of transient or stable cell lines for production, GMP manufacturing and large-scale production. These processes present complex scientific and technical challenges and are subject to numerous risks and uncertainties, including the risk that the T cell engager’s properties, such as the stimulatory/expansion domain, binding affinity or specificity, or targeting domains may not function as anticipated when transitioning from preclinical systems to a larger-scale production system. Additionally, achieving sufficient purity during the manufacturing scale up and purification process to meet stringent regulatory standards for clinical trials poses a significant risk, as difficulties in removing impurities or ensuring product stability could lead to manufacturing delays or failures. Furthermore, in IND-enabling animal models, there is a risk that the T cell engager may not demonstrate the anticipated efficacy or may exhibit toxicity not previously identified in in vitro testing, potentially due to differences in biological systems or unforeseen off-target effects. Advancing to clinical trials introduces additional uncertainties, including challenges in obtaining regulatory approvals, potential safety or efficacy issues, difficulties in patient recruitment, and the complexities of trial execution. Failure to successfully address these risks could delay or prevent the progression of our T cell engager into clinical development.

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
•
educating medical personnel regarding how to properly isolate cells, perform apheresis, administer our cells and the potential side effect profile of our product candidates, such as cytokine release syndrome, neurotoxicity, tumor inflammation-associated neurotoxicities, graft versus host disease, prolonged cytopenia, infections, hygromas and neutropenic sepsis, among others;
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

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, equivalency, purity and potency sufficient to enable the FDA to approve our DeltEx platform product candidates for any indication. This may be because early clinical trials do not meet their endpoints, because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the results of such trials are not statistically significant, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. For example, we are developing INB-100 for the treatment of patients undergoing hematopoietic stem cell transplantation for the treatment of AML, and our manufacturing processes are predominantly based on cells received from healthy haploidentical related donors with at least half of the major human leukocyte antigen ("HLA") types matched. Our clinical development plan for INB-100 will seek to determine the safety of HLA mismatched, donor-derived gamma-delta T cells and establish the risk of graft versus host disease ("GvHD") if any. While mismatched gamma-delta T cells are not known to initiate GvHD, we observed grade 1 and/or 2 GvHD in approximately 60% of patients treated with INB-100 as of January 17, 2025. We will also seek to better understand the persistence of mismatched gamma-delta T cells and their potential impact on immune reconstitution, clinical activity and duration of response. The grade 1/2 GvHD that we have observed has been responsive to steroid treatment, and we believe that a high degree of HLA matching will not be required to prevent or reduce the risks of GvHD or for clinically meaningful activity and durability of response. Competitor data presented at ASCO 2024 demonstrated that persistence of donor derived cells are correlated with levels of HLA matching and they are now advancing their programs to be haploidentical matched as we have in our INB-100 program. If it becomes apparent through preclinical testing or additional clinical trials that such HLA matching is always required, a future "off-the-shelf" product may not be attainable, which could prevent or delay the further advancement of "off-the-shelf" product candidates and adversely affect our business and future development plans. We will also need to demonstrate that our DeltEx platform product candidates are safe. Unexpected adverse events reported by ourselves or competitors can negatively impact the market and perception of the viability of cellular therapies broadly. In recent years a newly defined severe adverse event termed tumor inflammation-associated neurotoxicity ("TIAN") has been identified that can lead to severe neurological adverse events leading to patient death. While we have not identified or observed such toxicities in our clinical trials to date, unexpected adverse events can present significant risks. We do not have data on possible harmful long-term effects of our DeltEx platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and efficacy data sufficient to support submission of a marketing application or commercialization of our DeltEx platform product candidates is uncertain and is subject to significant risk.

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

If we fail to meet our obligations under our license agreements in any material respect, and fail to cure such breach in a timely fashion, then the Licensors may terminate their applicable license agreement. If the license agreements are terminated, and we lose our intellectual property rights thereunder, this may result in a complete termination of our product development and any commercialization efforts for our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreements, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on our license agreements, see Note 9, License Agreements, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of March 31, 2026, we owned, co-owned or exclusively licensed five issued U.S. patents, eight issued European patents, 19 other issued foreign patents, nine pending U.S. applications, two pending PCT applications and 15 other foreign national-stage applications, including four European regional-phase applications that are important to the development of our business.

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

As of March 31, 2026, we had 18 full-time employees. As the clinical development of our product candidates progresses, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for INB-200, INB-400, INB-600 or any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite data and/or potential to demonstrate safety and efficacy. Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial or abandon a product candidate, which could negatively impact our development efforts. We cannot be certain that we would achieve the revenues or specific net income that justifies such strategic partnerships. Additionally, strategic partners may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position and operations.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, health information privacy laws, transparency laws, and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and the regulations promulgated thereunder. For additional information on the healthcare laws and regulations that we may be subject to, see the section captioned "Business─Government Regulation" in our Annual Report.

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

Further, the U.S. Department of Health and Human Services ("HHS") imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Since its enactment, however, there have been executive, judicial and Congressional challenges and amendments to the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services ("CMS") and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform ("TrumpRx") U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business─Government Regulation" in our Annual Report.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered "foreign persons" and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

Our employees and personnel use generative artificial intelligence ("AI") technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

10.1+

Non-Employee Director Compensation Policy (as amended February 4, 2026) (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on 10-Q (File No. 001-39692), filed with the SEC on March 12, 2026).

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

IN8bio, Inc.

Date:	May 7, 2026	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)