Form 10-Q
period 2026-06-30
IN8BIO, INC.
filed 2026-08-06
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of August 3, 2026 was 9,858,383.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2026	December 31,
	(unaudited)	2025
Assets		(Note 2)
Current assets
Cash	$17,956	$27,092
Prepaid expenses and other current assets	540	788
Total Current Assets	18,496	27,880
Non-current assets
Property and equipment, net	1,600	1,858
Restricted cash	176	220
Right-of-use assets - finance leases	125	296
Right-of-use assets - operating leases	1,246	1,882
Other non-current assets	102	146
Total Non-Current Assets	3,249	4,402
Total Assets	$21,745	$32,282
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$444	$309
Accrued expenses and other current liabilities	761	1,633
Short-term finance lease liability	126	295
Short-term operating lease liability	923	924
Total Current Liabilities	2,254	3,161
Long-term finance lease liability	—	—
Long-term operating lease liability	1,128	1,563
Total Non-Current Liabilities	1,128	1,563
Total Liabilities	3,382	4,724
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at June 30, 2026 and December 31, 2025; 9,853,121 and 9,766,132 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	169,320	168,644
Accumulated deficit	(150,967)	(141,096)
Total Stockholders' Equity	18,363	27,558
Total Liabilities and Stockholders' Equity	$21,745	$32,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,493	$2,487	$5,106	$5,459
General and administrative	2,442	2,714	5,095	5,402
Total operating expenses	4,935	5,201	10,201	10,861
Interest income	154	107	330	217
Loss from operations	(4,781)	(5,094)	(9,871)	(10,644)
Net loss	$(4,781)	$(5,094)	$(9,871)	$(10,644)
Net loss per share – basic and diluted	$(0.25)	$(1.24)	$(0.51)	$(3.65)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	19,467,091	4,119,153	19,468,087	2,920,157

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	245,428	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	47,088	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	2,708,582	8	141,075	(127,206)	13,877
Issuance of common stock, net of issuance costs	1,058,861	2	3,615	—	3,617
Issuance of common stock upon exercise of Series A & B warrants, net of issuance costs	310,696	—	1,884	—	1,884
Stock-based compensation expense	—	—	955	—	955
Net loss	—	—	—	(5,094)	(5,094)
Balance at June 30, 2025	4,078,139	$10	$147,529	$(132,300)	$15,239

Balance at December 31, 2025	9,766,132	$10	$168,644	$(141,096)	$27,558
Payment of issuance costs from December 2025 issuance of common stock	—	—	(88)	—	(88)
Issuance of common stock upon exercise of prefunded warrants, net of issuance costs	80,957	—	—	—	—
Stock-based compensation expense	—	—	401	—	401
Net loss	—	—	—	(5,090)	(5,090)
Balance at March 31, 2026	9,847,089	10	168,957	(146,186)	22,781
Issuance of common stock, net of issuance costs	6,032	—	11	—	11
Stock-based compensation expense	—	—	352	—	352
Net loss	—	—	—	(4,781)	(4,781)
Balance at June 30, 2026	9,853,121	$10	$169,320	$(150,967)	$18,363

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(9,871)	$(10,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	511
Non-cash stock-based compensation	753	1,786
Amortization of finance lease right-of-use assets	170	526
Amortization of operating lease right-of-use assets	287	416
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	248	943
Other non-current assets	44	—
Accounts payable	135	(10)
Accrued expenses and other current liabilities	(872)	(412)
Short-term operating lease liabilities	348	225
Long-term operating lease liabilities	(434)	(390)
Net cash used in operating activities	(8,692)	(7,049)
Investing activities
Purchases of property and equipment	(242)	—
Net cash used in investing activities	(242)	—
Financing activities
Payment of issuance costs from December 2025 issuance of common stock	(77)	—
Proceeds from the issuance of common stock, net of issuance costs	—	7,352
Proceeds from the exercise of Series A & B warrants, net of issuance costs	—	1,884
Proceeds from the exercise of Series C warrants, net of issuance costs	—	383
Principal payments on finance leases	(169)	(459)
Net cash (used in) provided by financing activities	(246)	9,160
Net (decrease) increase in cash and restricted cash	(9,180)	2,111
Cash and restricted cash at beginning of period	27,312	11,386
Cash and restricted cash at end of period	$18,132	$13,497

Cash, end of period	$17,956	$13,226
Restricted cash, end of period	176	271
Cash and restricted cash, end of period	$18,132	$13,497

Supplemental disclosure of non-cash financing and investing activities:
Lease modification of operating lease right-of-use assets and liabilities	$(349)	$(1,287)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Business

IN8bio, Inc. (the "Company") is a leading clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of gamma-delta ("γδ") T cell product candidates and T cell engagers for cancer and autoimmune diseases. The Company’s pipeline is anchored by INB-600, its proprietary, internally developed γδ T cell engager ("TCE") platform, which has potential applications across oncology and autoimmune indications. The Company’s most advanced product candidates are INB-100, currently in an ongoing investigator-sponsored Phase 1 clinical trial of acute myeloid leukemia ("AML"), and INB-200/400, evaluating its DeltEx Drug Resistant Immunotherapy ("DRI") in patients with newly diagnosed glioblastoma ("GBM"). In addition, the Company’s DeltEx platform has yielded a broad portfolio of preclinical programs, including INB-300 and INB-500, focused on addressing a range of potential applications, from solid tumors and hematological cancers to autoimmune diseases.

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

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $9.9 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $151.0 million. The Company continues to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact the Company's ability and the timing to execute its strategy. This includes the Company's ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for its preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s business strategy, its existing cash of $18.0 million as of June 30, 2026 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

In connection with the Company’s private placement completed in December 2025, the Company may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for the Company's CD19 targeting INB-619 product candidate. In addition, the Company may receive up to an aggregate of $2.3 million of proceeds from the exercise of its outstanding Series B ordinary warrants ("Series B warrants") if not otherwise redeemed by the Company and up to $6.7 million from the exercise of its outstanding Series C common stock purchase warrants ("Series C warrants"). See Note 7, Warrants, for additional information. There is no assurance, however, that the Company will receive any additional proceeds or that any additional financing or any revenue-generating collaboration will be available when needed, that management of the Company will be able to obtain financing or enter into a collaboration on terms acceptable to the Company, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund the Company's operations through this time period. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company has one operating segment, which is the business focused on the discovery, development and commercialization of gamma-delta T cell product candidates and TCEs for cancer and autoimmune diseases. The CODM is the Company’s Chief Executive Officer ("CEO"). The CEO manages the Company’s operations, assesses performance for the operating segment and decides how to allocate resources based on net loss, which is reported on the condensed statements of operations. All of the Company’s long-lived assets are held in the United States. For additional segment information, see Note 13, Segments.

Recently Issued Accounting Standards Updates

The Company has evaluated all issued and unadopted Accounting Standards Updates issued by the Financial Accounting Standards Board, and believes the adoption of these standards will not have a material impact on the condensed financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$176	$529
Other	364	259
Prepaid expenses and other current assets	$540	$788

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$627	$385
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(3,699)	(3,199)
Property and equipment, net	$1,600	$1,858

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and was $0.5 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued clinical trials	$5	$46
Accrued research and development	—	12
Accrued compensation	712	1,305
Accrued legal	23	207
Accrued other	21	63
Accrued expenses and other current liabilities	$761	$1,633

6. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

November 2022, the Company entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. ("Truist") under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, in an at-the-market offering program. In March 2024, the Company delivered a termination notice to Truist, removing them as sales agent under the sales agreement, and on May 29, 2026, the Company and Cantor mutually agreed to terminate the sales agreement effective at the close of business on May 29, 2026.

In November 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "Shelf Registration Statement") with the SEC, which became effective on May 20, 2026, which permits the issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock, various series of debt securities, warrants to purchase common stock, preferred stock or debt securities, rights to purchase equity or debt securities, and/or units to purchase any combination of such securities. On June 1, 2026, the Company entered into a Capital on DemandTM Sales Agreement sales agreement, (the "Sales Agreement") with JonesTrading Institutional Services LLC ("JonesTrading") with respect to an at-the-market offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, through or to JonesTrading (the “ATM Program”) pursuant to the Shelf Registration Statement.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of June 30, 2026, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2025, the Company sold an aggregate of 1,865,253 shares, of its common stock under the ATM, resulting in net proceeds of $8.6 million, after deducting underwriting discounts. For the six months ended June 30, 2026, the Company sold an aggregate of 6,032 shares of its common stock under the ATM Program, resulting in net proceeds of approximately $10,000 after deducting sales agent fees and other offering expenses. As of June 30, 2026, $2.8 million remained available for the sale of common stock under the ATM Program.

7. WARRANTS

In December 2023, the Company issued pre-funded warrants to purchase up to an aggregate of 19,141 shares of common stock ("2023 Pre-Funded Warrants"), 394,118 Series A warrants and 394,118 Series B warrants in a private placement. The 2023 Pre-Funded Warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded Warrants terms. The 2023 Pre-Funded Warrants meet the criteria for permanent equity classification. As of June 30, 2026, there were no 2023 Pre-Funded warrants issued and outstanding.

The Series A warrants were issued with an exercise price of $37.50 per share. The Series A warrants were exercisable immediately. The Series A warrants meet the criteria for permanent equity classification.

In connection with the closing of the Company's private placement in October 2024, the Company amended certain of the Company’s outstanding Series A warrants, representing approximately 390,462 shares of the Company’s common stock, to (i) reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of June 30, 2026, all Series A warrants have expired and there are no Series A warrants outstanding.

The Series B warrants have an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.30 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by the Company set forth in the Securities Purchase Agreement, dated September 30, 2024, by and among the Company and the investors party thereto. In consideration for the SPA Amendment, the Company amended the Company's outstanding Series B warrants, representing approximately 303,574 shares of the Company's common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of June 30, 2026, 166,964 Series B warrants were issued and outstanding.

In October 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 188,227 ("2024 Pre-Funded Warrants") and 1,044,726 Series C warrants in a private placement. The 2024 Pre-Funded Warrants have an exercise price of $0.003 per share, were exercisable immediately and are exercisable until the 2024 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded Warrants terms. The 2024 Pre-Funded Warrants meet the criteria for permanent equity classification. As of June 30, 2026, 164,593 2024 Pre-Funded Warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of June 30, 2026, 828,863 Series C warrants were outstanding.

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

The Exchanged Pre-Funded Warrants issued in connection with the Warrant Exchanges have an exercise price of $0.003 per share. Each Exchanged Pre-Funded Warrant is exercisable immediately and will be exercisable until such Exchanged Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of an Exchanged Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Exchanged Pre-Funded Warrants. Under the terms of the Exchanged Pre-Funded Warrants, the Company shall not effect the exercise of any portion of any Exchanged Pre-Funded Warrant, and a holder shall not have the right to exercise any portion of any Exchanged Pre-Funded Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company. The Exchanged Pre-Funded Warrants meet the criteria for permanent equity classification. As of June 30, 2026, 2,732 of these Exchanged Pre-Funded Warrants were outstanding.

In December 2025, the Company issued pre-funded warrants to purchase up to an aggregate of 9,452,677 shares of common stock (the "2025 Pre-Funded Warrants") in a private placement. The 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and are exercisable until the 2025 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded Warrants terms. The 2025 Pre-Funded Warrants meet the criteria for permanent equity classification. As of June 30, 2026, 9,452,677 2025 Pre-Funded Warrants were outstanding.

As of June 30, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

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

Amended and Restated 2023 Equity Incentive Plan

The Amended and Restated 2023 Equity Incentive Plan (the "2023 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on June 15, 2023. Upon the effectiveness of the 2026 Plan (as defined below), the 2023 Plan was terminated and no further issuances were made under the 2023 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2023 Plan.

Amended and Restated 2026 Equity Incentive Plan

The Amended and Restated 2026 Equity Incentive Plan (the "2026 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on May 7, 2026. The Board of Directors, or a committee thereof, is authorized to administer the 2026 Plan. The 2026 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2026 Plan was 4,054,937, which automatically increases on January 1 of each year for a period of 10 years commencing on January 1, 2027 and ending on (and including) January 1, 2037, in an amount equal to 5% of the total number of shares of common stock, plus the total number of shares of common stock issuable upon settlement of pre-funded warrants (if any), in each case, outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2026 Plan is 20,000,000 shares. As of June 30, 2026, 2,474,975 shares were available for grant pursuant to the 2026 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by the Board of Directors. As of June 30, 2026, no shares of common stock had been issued under the ESPP and 26,260 shares remained available for future issuance under the ESPP. The Board of Directors or designated committee has not set an offering period and the Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2026.

Stock Option Activity

The following is a summary of the stock option award activity during the six months ended June 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	502,027	$50.42	8.05	$41
Granted	1,083,658	1.75
Exercised	—	—
Forfeited	(5,723)	8.01
Outstanding at June 30, 2026	1,579,962	$17.19	8.85	$—
Exercisable at June 30, 2026	415,044	$56.48	6.72	$—
Options expected to vest as of June 30, 2026	1,164,918	$3.19	9.60	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $1.41 and $6.70, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at June 30, 2026 and December 31, 2025.

Stock-Based Compensation Expense

For the six months ended June 30, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	June 30, 2026	June 30, 2025
Volatility	101.73% - 102.98%	96.66% - 99.24%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.83% - 4.07%	4.00% - 4.24%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$131	$298	$298	$584
General and administrative	221	657	455	1,202
Total stock-based compensation expense	$352	$955	$753	$1,786

No related tax benefits from stock-based compensation expense were recognized for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there was $2.7 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.27 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,781)	$(5,094)	$(9,871)	$(10,644)
Net loss per share—basic and diluted	$(0.25)	$(1.24)	$(0.51)	$(3.65)
Weighted-average number of shares used in computing net loss per share—basic and diluted	19,467,091	4,119,153	19,468,087	2,920,157

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	1,338,242	504,132	1,073,566	482,622
Series A warrants	—	217,793	—	305,137
Series B warrants	166,964	333,424	166,964	363,603
Series C warrants	828,863	997,638	828,863	1,008,304
Total	2,334,069	2,052,987	2,069,393	2,159,666

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2026, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of June 30, 2026, the Company has two active leases from the leasing company. The terms of the leases are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of June 30, 2026, the Company had one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these lease are three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other non-current assets on the condensed balance sheets.

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

The operating leases require security deposits at the inception of each lease. The security deposits amounted to $0.2 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, $0.2 million was included in restricted cash.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Amortization of finance lease right-of-use assets	$62	$525	$170	$765
Interest on finance lease liabilities	4	43	12	71
Operating lease cost	216	339	445	646
Short-term lease cost	19	183	35	248
Variable lease cost	27	32	55	62
Total lease cost	$328	$1,122	$717	$1,792

June 30, 2026
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$13
Cash paid for amounts included in the measurement of lease liability – operating leases	$245
Weighted-average remaining lease term – finance leases (years)	0.50
Weighted-average remaining lease term – operating leases (years)	2.16
Weighted-average discount rate – finance leases	13.9%
Weighted-average discount rate – operating leases	14.9%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at June 30, 2026 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$130	$620
2027	—	1,019
2028	—	680
2029	—	66
Total lease payment	130	2,385
Less: interest	4	334
Total lease liabilities	126	2,051
Less: short-term lease liability	126	923
Long-term lease liability	$—	$1,128

13. SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM or decision making group in making decisions on how to allocate resources and assess performance. The Company has one operating segment focused on the discovery, development and commercialization of gamma-delta T cell product candidates and TCEs for cancer and autoimmune disease. The CODM is the Company’s CEO. The CEO manages the Company’s operations, assesses performance for the operating segment and decides how to allocate resources based on net loss, which is reported on the condensed statements of operations. Depreciation expense, amortization expense, stock-based compensation expense, and non-cash lease expense are significant noncash items included in net loss reviewed by the CFO and CEO and are reported on the condensed statements of cash flows. The measure of segment assets is reported on the condensed balance sheets as total consolidated assets.

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INB-100 research and development expenses	$245	$228	$623	$454
INB-200 research and development expenses	21	5	57	15
INB-400 research and development expenses	27	181	68	626
Personnel-related indirect research and development expenses	1,266	1,241	2,577	2,501
Total general and administrative expenses	2,442	2,714	5,095	5,402
Other segment items[1]	780	725	1,451	1,646
Segment net loss	$4,781	$5,094	$9,871	$10,644

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

Most recently we introduced INB-600, our proprietary, internally developed TCE platform. We have demonstrated that INB-619, a CD19 targeted gamma-delta TCE can efficiently and completely eliminate targeted B cells in a dose-dependent manner. Data presented at The American College of Rheumatology Convergence 2025 meeting ("ACR Convergence 2025") highlighted the potential of INB-619 in B cell-driven autoimmune diseases such as systemic lupus erythematosus ("SLE") and demonstrated deep B cell depletion through selective activation and expansion of gamma-delta T cells.We expect to report initial in vivo data for INB-619 in the second half of 2026.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We are currently enrolling an expansion cohort at the RP2D, with a target of up to an additional 15 patients (for a minimum of 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the treatment of all patients and present a clinical update at a medical meeting in late 2026.

Our DeltEx DRI product candidate, INB-200, is being developed for newly diagnosed GBM. Patient dosing in the investigator-sponsored Phase 1 trial of INB-200 (NCT04165941) has been completed and we continue to follow patients for progression-free survival ("PFS") and overall survival ("OS"). In July 2026 we announced the publication of peer-reviewed clinical data from our Phase 1 trial of INB-200 in The Journal of Clinical Oncology ("JCO"), titled: “Intracranial injection of ex vivo expanded and activated gamma-delta T cells engineered with a MGMT-expressing lentivector in patients with primary glioblastoma.”

INB-400 is our corporate-sponsored investigational new drug application ("IND") for the Phase 2, multi-center clinical trial evaluating our DeltEx DRI technology in newly diagnosed GBM. Treatment of any enrolled patients has been completed and the IND remains open. In September 2024, following a pipeline prioritization review, we suspended further enrollment in the Phase 2 trial of INB-400 to conserve capital. The trial was designed to further evaluate genetically modified, DRI gamma-delta T cells in newly diagnosed GBM patients across multiple centers in the United States. In June 2026, we presented longer-term follow-up data at the American Society of Clinical Oncology ("ASCO") Annual Meeting.

This data was updated through May 15, 2026, and patients who received repeated doses (three or six) of DeltEx DRI gamma-delta T cells reported a median progression-free survival ("mPFS") of 13.0 months and an overall survival exceeding 19.5 months, with median overall survival continuing to grow. We continue to believe that our DeltEx DRI approach has the potential to address this significant unmet need and expect to provide further clinical updates, including additional mOS data from the total data set, at medical meetings in late- 2026.

We believe our DeltEx DRI gamma-delta T cell therapeutic approach is demonstrating clinical activity and may have the potential applicability across multiple solid tumor types. In April 2023, we received Orphan Drug Designation ("ODD") from the FDA for both the autologous and allogeneic DeltEx DRI INB-400 product candidates, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM. We believe there may be potential regulatory designation pathways available for the autologous DeltEx DRI program in newly diagnosed GBM and intend to seek further guidance from the FDA regarding potential development and regulatory pathways in 2026. Following such regulatory guidance, we expect to evaluate potential funding sources and strategic opportunities to support continued development of this program toward potential commercialization.

We also have a portfolio of preclinical programs within our DeltEx pipeline which remain suspended in development due to current market interest and prioritization. These include INB-300, a targeted non-signaling gamma-delta T cell based chimeric antigen receptor ("nsCAR") construct which is applicable to both solid and liquid tumors, and INB-500, which encompasses our ability to produce gamma-delta T cells from iPSCs.

Our Pipeline

Product Candidate	Approach	Key Indications	Preclinical	Phase 1	Phase 2	Phase 3	Next Anticipated Milestone(s)^
T Cell Engagers (TCEs)							
Preclinical – Autoimmune & Oncology							
INB-619	γδ TCEs	Autoimmune and Oncology					• IND-enabling studies with initial mouse model data in 2026
Cellular Therapies							
Clinical – Leukemias							
INB-100	DeltEx™ Allo γδ T cells	AML					• Complete dosing of additional patients in the DL2 expansion cohort 2026 • Provide clinical updates and follow-up YE 2026
Clinical - Solid Tumors							
INB-200/400#	DeltEx™ DRI*	GBM (1L)**					• Obtain FDA guidance on potential registrational pathways in 2026 • Present updated mOS data in late- 2026

* DRI = Drug Resistant Immunotherapy, or a chemotherapy resistant cell therapy
** 1L = First line therapy
^ Timing of next anticipated milestones are estimates based on the successful raise of additional capital to fund our programs and are subject to change
# Please refer to the Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2026, for additional details about IN8bio's pipeline efforts

Going Concern

Since inception in 2016, our operations have focused on identifying and developing potential product candidates, conducting clinical trials, organizing and staffing, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity-linked securities, including through our initial public offering ("IPO"), follow-on offering, at-the-market ("ATM") programs, and multiple private placements.

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $18.0 million as of June 30, 2026 is not anticipated to fund our projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of the accompanying condensed financial statements, and accordingly, there is substantial doubt about our ability to continue to operate as a going concern.

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

In connection with our private placement completed in December 2025, we may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate. In addition, we may receive an additional $6.7 million in aggregate proceeds if the holders of our Series C warrants exercise their warrants in full. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $2.3 million from the exercise of our outstanding Series B warrants in full. There is no assurance, however, that we will receive any additional proceeds from the second closing of the 2025 private placement or the exercise of outstanding warrants or pre-funded warrants, that any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations. If additional capital is not available to us on a timely basis, or at all, we will be required to take additional actions beyond the cost preservation measures initiated to date to address our liquidity needs, including exploring other strategic options, continuing to further reduce operating expense or delaying, reducing the scope of, discontinuing or altering our research and development activities. For additional information, see "—Liquidity and Capital Resources" below.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$2,493	$2,487	$6
General and administrative	2,442	2,714	(272)
Total operating expenses	4,935	5,201	(266)
Interest income	154	107	47
Loss from operations	(4,781)	(5,094)	313
Net loss	$(4,781)	$(5,094)	$313

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses:
INB-100	$245	$228	$17
INB-200	21	5	16
INB-400	27	181	(154)
Unallocated expenses
Preclinical expenses	352	14	338
Personnel expenses (including stock-based compensation)	1,266	1,241	25
Facility-related and other expenses	582	818	(236)
Total research and development expenses	$2,493	$2,487	$6

Research and development expenses were $2.5 million for the three months ended June 30, 2026, compared to $2.5 million for the comparable prior year period. This includes non-cash items such as stock-based compensation ("SBC") and depreciation of $0.4 million for the three months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2026, compared to $2.7 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.2 million for the three months ended June 30, 2026. The decrease of $0.3 million was primarily due to a decrease in personnel-related costs, including SBC and a reduction in professional services.

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$5,106	$5,459	$(353)
General and administrative	5,095	5,402	(307)
Total operating expenses	10,201	10,861	(660)
Interest income	330	217	113
Loss from operations	(9,871)	(10,644)	773
Net loss	$(9,871)	$(10,644)	$773

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses:
INB-100	$623	$454	$169
INB-200	57	15	42
INB-400	68	626	(558)
Unallocated expenses
Preclinical expenses	502	59	443
Personnel expenses (including stock-based compensation)	2,577	2,501	76
Facility-related and other expenses	1,279	1,804	(525)
Total research and development expenses	$5,106	$5,459	$(353)

Research and development expenses were $5.1 million for the six months ended June 30, 2026, compared to $5.5 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.8 million for the six months ended June 30, 2026. The decrease of $0.4 million was primarily due to decreases in direct clinical costs of $0.6 million for INB-400 and facility related costs of $0.5 million, partially offset by increases of $0.4 million in preclinical costs related to the TCE program, $0.2 million for direct clinical costs related to INB-100 and INB-200, and $0.1 million in personnel-related costs.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the six months ended June 30, 2026, compared to $5.4 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.5 million for the six months ended June 30, 2026. The decrease of $0.3 million was primarily due to a decrease in personnel-related costs, including SBC and a reduction in professional services.

Interest Income

Interest income was $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, ATM programs and multiple private placements. Through June 30, 2026, we have raised an aggregate of $163.2 million of gross proceeds from the sale of our securities.

As of June 30, 2026, we had cash of $18.0 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates.

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

ATM Program

In November 2022, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. ("Truist"), under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, in an ATM program. In March 2024, we delivered a termination notice to Truist, removing them as sales agent under the sales agreement, and on May 29, 2026, we and Cantor mutually agreed to terminate the sales agreement effective at the close of business on May 29, 2026.

In November 2025, we filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "Shelf Registration Statement") with the SEC, which became effective on May 20, 2026, which permits the issuance and sale of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, various series of debt securities, warrants to purchase common stock, preferred stock or debt securities, rights to purchase equity or debt securities, and/or units to purchase any combination of such securities. On June 1, 2026, we entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC ("JonesTrading") with respect to an at-the-market offering program under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, through or to JonesTrading (the “ATM Program”) pursuant to the Shelf Registration Statement. As of August 4, 2026, $2.8 million remained available for the sale of our common stock under the ATM Program.

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

Material Cash Requirements

Our material cash requirements as of June 30, 2026 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. See Note 12, Equipment and Facility Leases, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information. As of June 30, 2026, we had fixed lease payment obligations of $2.5 million, with $1.3 million payable within 12 months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,692)	$(7,049)
Net cash used in investing activities	(242)	—
Net cash (used in) provided by financing activities	(246)	9,160
Net (decrease) increase in cash and restricted cash	$(9,180)	$2,111

Operating Activities

Cash used in operating activities was $8.7 million during the six months ended June 30, 2026, primarily due to our net loss of $9.9 million and changes in operating assets and liabilities of $0.5 million, partially offset by non-cash charges of $1.7 million. Increases in our operating assets and liabilities consisted primarily of $0.9 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, and $0.1 million in net operating lease liabilities, partially offset by of $0.4 million in prepaid expenses and other current assets and $0.1 million in accounts payable. Non-cash charges consisted primarily of $0.8 million in stock-based compensation, $0.4 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.5 million of depreciation.

Cash used in operating activities was $7.0 million during the six months ended June 30, 2025, primarily due to our net loss of $10.6 million partially offset by non-cash charges of $3.2 million and changes in operating assets and liabilities of $0.3 million. Increases in our operating assets and liabilities consisted primarily of $0.9 million in prepaid expenses and other current assets, partially offset by decreases of $0.5 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical trials, and accrued legal, and $0.1 million in operating lease liabilities. Non-cash charges consisted primarily of $1.8 million in stock-based compensation, $0.9 million in amortization of right-of-use assets associated with our operating and finance leases for the period and $0.5 million of depreciation.

Investing Activities

Cash used in investing activities was $(0.2) million during the six months ended June 30, 2026, primarily due to the purchase of property and equipment.

Cash used in investing activities was nil during the six months ended June 30, 2025.

Financing Activities

Cash used in financing activities was $(0.2) million during the six months ended June 30, 2026, primarily due to $0.2 million in principal payments of finance leases.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees, nonemployees and directors based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We account for our stock-based compensation as an expense in the condensed statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards. We estimate the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

Recent Accounting Pronouncements

During the six months ended June 30, 2026, we did not adopt any new Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we had cash of $18.0 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2025 and 2024, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

As of June 30, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

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

We have incurred significant operating losses since inception. Our net loss was $9.9 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $151.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of June 30, 2026, we owned, co-owned or exclusively licensed five issued U.S. patents, nine issued European patents, 20 other issued foreign patents, eleven pending U.S. applications, one pending PCT application and 13 other foreign national-stage applications, including three European regional-phase applications that are important to the development of our business.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer, Dr. Lawrence Lamb, our Chief Scientific Officer, and of our President and Chief Operating Officer, Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.

We are highly dependent on our co-founders, our Chief Executive Officer, William Ho, our Chief Scientific Officer, Dr. Lawrence Lamb and on our President and Chief Operating Officer, Dr. Kate Rochlin. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of June 30, 2026, we had 18 full-time employees. As the development of our product candidates continues to progress, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services ("CMS") and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform ("TrumpRx") U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see the section captioned "Business─Government Regulation" in our Annual Report.

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

Although our common stock is traded on the Nasdaq Stock Market LLC ("Nasdaq"), the liquidity in our common stock on that stock market remains thin. If an active trading market for our common stock is not sustained, you may not be able to sell your shares quickly or at all at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including having a minimum closing bid price of $1.00 per share, a minimum of 300 round lot holders, and a minimum of 500,000 publicly held shares. Further, if the market value of our publicly held common stock declines below $1 million, or the closing price of our common stock declines to $0.10 per share or less for 10 consecutive trading days, we would also be subject to Nasdaq delisting proceedings on that basis. Nasdaq’s staff also maintains discretionary authority under its listing rules to delist companies whose capital structure or public offerings raise public interest and investor protection concerns, including as a result of highly dilutive issuances, and it is possible that Nasdaq could assert that offerings that we have consummated, or future offerings we may consummate, raise such concerns.

In addition, on July 22, 2026, the SEC’s Division of Trading and Markets approved a new Nasdaq continued listing standard that would require us to maintain a market value of listed securities of at least $5 million. Unlike many other of Nasdaq’s continued listing standards, this new listing standard provides no cure or compliance period, and requests for review by a Nasdaq Hearings Panel do not stay the suspension of trading. However, on July 29, 2026, the SEC stayed approval of this rule after two parties filed notices of intent to seek SEC review. As a result, we cannot predict whether or when the new listing standard will take effect.

We have previously received a Nasdaq deficiency notice for failing to maintain the minimum closing bid price required for continued listing, and we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market in connection with obtaining an extension to regain compliance. Our market capitalization has been volatile and has at times been at levels that could place us at risk under the market value of listed securities standard if it is reinstated. As of August 3, 2026, we had 9,858,383 shares of common stock outstanding, and the closing bid price was $0.96 per share, resulting in a market value of listed securities of approximately $9.5 million. If the SEC ultimately reinstates approval of the new market value of listed securities rule, our common stock would be subject to immediate suspension and delisting if the market value of our common stock falls below $5 million for a period of 30 consecutive business days.

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

Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill.

Additionally, AI-based platforms are increasingly being used in the pharmaceutical industry and we are expanding the use of AI-based platforms in our operations for data analysis, summarization and automation, which subjects us to a variety of risks, including potential cybersecurity vulnerabilities, breaches of data privacy and the potential for inadvertent or unauthorized disclosure of our confidential information and intellectual property. Our use, or the use by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets, may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property. Moreover, AI-based platforms may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI-based platform with bad inputs or logic), or if the logic of the AI-based platform is flawed (a so-called “hallucination”).

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Inducement Plan

On July 31, 2026, the compensation committee of our board of directors approved the IN8bio, Inc. 2026 Inducement Plan (the “Inducement Plan”), and reserved 500,000 shares of common stock to be used exclusively for grants of inducement awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4). As permitted by Nasdaq Rule 5635(c)(4), our stockholders are not required to approve the Inducement Plan. The terms and conditions of the Inducement Plan and the inducement awards to be granted thereunder are substantially similar to our stockholder-approved Amended and Restated 2026 Equity Incentive Plan.

The foregoing description of the Inducement Plan is not intended to be complete and is qualified in its entirety by reference to the Inducement Plan, the Form of Stock Option Grant Notice and Stock Option Agreement and the Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement adopted under the Inducement Plan, copies of which are filed herewith as Exhibits 10.1, 10.2 and 10.3, respectively, and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

10.1+	IN8bio, Inc. 2026 Inducement Plan.
10.2+	Forms of Stock Option Grant Notice and Stock Option Agreement under the IN8bio, Inc. 2026 Inducement Plan.
10.3+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the IN8bio, Inc. 2026 Inducement Plan.
10.4+	Amended and Restated 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39692), filed with the SEC on May 7, 2026).
10.5+

Forms of Option Grant Notice and Option Agreement under the Amended and Restated 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39692).

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

IN8bio, Inc.

Date:	August 6, 2026	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)