Form 10-Q
period 2026-09-30
IN8BIO, INC.
filed 2026-11-05
CIK 1740279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of November 2, 2026 was 10,808,292.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

IN8BIO, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2026	December 31,
	(unaudited)	2025
Assets		(Note 2)
Current assets
Cash	$13,973	$27,092
Prepaid expenses and other current assets	1,221	788
Total Current Assets	15,194	27,880
Non-current assets
Property and equipment, net	1,342	1,858
Restricted cash	177	220
Right-of-use assets - finance leases	64	296
Right-of-use assets - operating leases	1,816	1,882
Other non-current assets	102	146
Total Non-Current Assets	3,501	4,402
Total Assets	$18,695	$32,282
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$493	$309
Accrued expenses and other current liabilities	1,278	1,633
Short-term finance lease liability	64	295
Short-term operating lease liability	793	924
Total Current Liabilities	2,628	3,161
Long-term operating lease liability	1,893	1,563
Total Non-Current Liabilities	1,893	1,563
Total Liabilities	4,521	4,724
Stockholders' Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share; 490,000,000 shares authorized at September 30, 2026 and December 31, 2025; 9,858,383 and 9,766,132 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	169,723	168,644
Accumulated deficit	(155,559)	(141,096)
Total Stockholders' Equity	14,174	27,558
Total Liabilities and Stockholders' Equity	$18,695	$32,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,599	$2,104	$7,705	$7,563
General and administrative	2,122	1,863	7,217	7,265
Total operating expenses	4,721	3,967	14,922	14,828
Interest income	129	113	459	330
Loss from operations	(4,592)	(3,854)	(14,463)	(14,498)
Net loss	$(4,592)	$(3,854)	$(14,463)	$(14,498)
Net loss per share – basic and diluted	$(0.24)	$(0.85)	$(0.74)	$(4.18)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	19,473,123	4,537,683	19,471,400	3,465,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	2,416,066	$7	$136,127	$(121,656)	$14,478
Issuance of common stock, net of issuance costs	245,428	1	3,734	—	3,735
Issuance of common stock upon exercise of Series C warrants, net of issuance costs	47,088	—	383	—	383
Stock-based compensation expense	—	—	831	—	831
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2025	2,708,582	8	141,075	(127,206)	13,877
Issuance of common stock, net of issuance costs	1,058,861	2	3,615	—	3,617
Issuance of common stock upon exercise of Series A & B warrants, net of issuance costs	310,696	—	1,884	—	1,884
Stock-based compensation expense	—	—	955	—	955
Net loss	—	—	—	(5,094)	(5,094)
Balance at June 30, 2025	4,078,139	10	147,529	(132,300)	15,239
Issuance of common stock, net of issuance costs	511,057	—	1,112	—	1,112
Stock-based compensation expense	—	—	692	—	692
Net loss	—	—	—	(3,854)	(3,854)
Balance at September 30, 2025	4,589,196	$10	$149,333	$(136,154)	$13,189

Balance at December 31, 2025	9,766,132	$10	$168,644	$(141,096)	$27,558
Payment of issuance costs from December 2025 issuance of common stock	—	—	(88)	—	(88)
Issuance of common stock upon exercise of prefunded warrants, net of issuance costs	80,957	—	—	—	—
Stock-based compensation expense	—	—	401	—	401
Net loss	—	—	—	(5,090)	(5,090)
Balance at March 31, 2026	9,847,089	10	168,957	(146,186)	22,781
Issuance of common stock, net of issuance costs	6,032	—	11	—	11
Stock-based compensation expense	—	—	352	—	352
Net loss	—	—	—	(4,781)	(4,781)
Balance at June 30, 2026	9,853,121	10	169,320	(150,967)	18,363
Issuance of common stock, net of issuance costs	5,262	—	6	—	6
Stock-based compensation expense	—	—	397	—	397
Net loss	—	—	—	(4,592)	(4,592)
Balance at September 30, 2026	9,858,383	$10	$169,723	$(155,559)	$14,174

(1) All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect a one-for-thirty reverse stock split effected in June 2025. See Note 1, Organization and Nature of Operations, for details.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IN8BIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(14,463)	$(14,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757	755
Non-cash stock-based compensation	1,150	2,478
Amortization of finance lease right-of-use assets	232	652
Amortization of operating lease right-of-use assets	403	573
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(433)	379
Other non-current assets	44	106
Accounts payable	184	(185)
Accrued expenses and other current liabilities	(355)	(629)
Short-term operating lease liabilities	522	426
Long-term operating lease liabilities	(660)	(630)
Net cash used in operating activities	(12,619)	(10,573)
Investing activities
Purchases of property and equipment	(241)	—
Net cash used in investing activities	(241)	—
Financing activities
Payment of issuance costs from December 2025 issuance of common stock	(71)	—
Proceeds from the issuance of common stock, net of issuance costs	—	8,464
Proceeds from the exercise of Series A & B warrants, net of issuance costs	—	1,884
Proceeds from the exercise of Series C warrants, net of issuance costs	—	383
Principal payments on finance leases	(231)	(582)
Net cash (used in) provided by financing activities	(302)	10,149
Net decrease in cash and restricted cash	(13,162)	(424)
Cash and restricted cash at beginning of period	27,312	11,386
Cash and restricted cash at end of period	$14,150	$10,962

Cash, end of period	$13,973	$10,689
Restricted cash, end of period	177	273
Cash and restricted cash, end of period	$14,150	$10,962

Supplemental disclosure of non-cash financing and investing activities:
Lease modification of operating lease right-of-use assets and liabilities	$337	$(1,287)

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

Liquidity and Going Concern

To date, the Company has funded its operations primarily with proceeds from various public and private offerings of its common stock, preferred stock and warrants. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $14.5 million and $14.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $155.6 million. The Company continues to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact the Company's ability and the timing to execute its strategy. This includes the Company's ability to achieve the anticipated milestones and the timing of data releases and/or regulatory filings for its preclinical and clinical programs.

The Company has not yet generated product sales and as a result has experienced operating losses since inception. The Company expects to incur additional losses in the future as it advances its product candidates through clinical trials, grows its clinical, regulatory and quality capabilities, and incurs costs associated with operating as a public company. The actual amount of cash that the Company will need to operate is subject to many factors. Based on the Company’s business strategy, its existing cash of $14.0 million as of September 30, 2026 is not anticipated to fund the Company’s projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of these condensed financial statements, and accordingly, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$726	$529
Other	495	259
Prepaid expenses and other current assets	$1,221	$788

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$626	$385
Furniture and fixtures	402	402
Software	346	346
Leasehold improvements	3,924	3,924
Less accumulated depreciation and amortization	(3,956)	(3,199)
Property and equipment, net	$1,342	$1,858

Depreciation and amortization expense was $0.5 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and was $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued clinical trials	$18	$46
Accrued research and development	—	12
Accrued compensation	1,091	1,305
Accrued legal	39	207
Accrued other	130	63
Accrued expenses and other current liabilities	$1,278	$1,633

6. STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 500,000,000 shares, all with a par value of $0.0001 per share, of which 490,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

ATM Facility

In November 2022, the Company entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. ("Truist") under which Cantor Fitzgerald and Truist agreed to act as sales agents to sell shares of the Company’s common stock, from time to time, in an at-the-market offering program. In March 2024, the Company delivered a termination notice to Truist, removing them as sales agent under the sales agreement, and on May 29, 2026, the Company and Cantor Fitzgerald mutually agreed to terminate the sales agreement effective at the close of business on May 29, 2026.

In November 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "Shelf Registration Statement") with the SEC, which became effective on May 20, 2026, which permits the issuance and sale by the Company of up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock, various series of debt securities, warrants to purchase common stock, preferred stock or debt securities, rights to purchase equity or debt securities, and/or units to purchase any combination of such securities. On June 1, 2026, the Company entered into a Capital on DemandTM Sales Agreement, (the "Sales Agreement") with JonesTrading Institutional Services LLC ("JonesTrading") with respect to an at-the-market offering program under which the Company may issue and sell, from time to time at its sole discretion, shares of its common stock, through or to JonesTrading (the "ATM Program") pursuant to the Shelf Registration Statement.

Under current SEC regulations, if at any time the Company's public float is less than $75.0 million, and for so long as the Company's public float remains less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float, which is referred to as the baby shelf rules. As of September 30, 2026, the Company's calculated public float was less than $75.0 million. During the year ended December 31, 2025, the Company sold an aggregate of 1,865,253 shares of its common stock under the ATM Program, resulting in net proceeds of $8.6 million, after deducting underwriting discounts. For the nine months ended September 30, 2026, the Company sold an aggregate of 11,294 shares of its common stock under the ATM Program, resulting in net proceeds of approximately $17,000 after deducting sales agent fees and other offering expenses. As of September 30, 2026, $2.8 million remained available for the sale of common stock under the ATM Program.

7. WARRANTS

In December 2023, the Company issued pre-funded warrants to purchase up to an aggregate of 19,141 shares of common stock ("2023 Pre-Funded Warrants"), 394,118 Series A warrants and 394,118 Series B warrants in a private placement. The 2023 Pre-Funded Warrants have an exercise price of $0.003 per share, are exercisable immediately and are exercisable until the 2023 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2023 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2023 Pre-Funded Warrants terms. The 2023 Pre-Funded Warrants meet the criteria for permanent equity classification. As of September 30, 2026, there were no 2023 Pre-Funded warrants issued and outstanding.

The Series A warrants were issued with an exercise price of $37.50 per share. The Series A warrants were exercisable immediately. The Series A warrants meet the criteria for permanent equity classification.

In connection with the closing of the Company's private placement in October 2024, the Company amended certain of the Company’s outstanding Series A warrants, representing 390,462 shares of the Company’s common stock, to reduce the exercise price from $37.50 to $13.50 per share and (ii) extend the termination date of such Series A warrants to October 4, 2025. As of September 30, 2026, all Series A warrants have expired and there are no Series A warrants outstanding.

The Series B warrants have an exercise price of $45.00 per share. The Series B warrants are exercisable immediately and will expire on December 13, 2028. The Series B warrants allow the Company to redeem such warrants at a price of $0.30 per Series B warrant upon the Company’s public announcement of its INB-100 data for all enrolled patients covering a period of at least 22 months, along with certain stock price and trading volume requirements. Holders of Series B warrants may choose to exercise such warrants at a purchase price of $45.00 per share prior to such redemption. The Series B warrants meet the criteria for permanent equity classification. In April 2025, the Company entered into Amendment No. 1 to Securities Purchase Agreement (the "SPA Amendment") to amend the restrictions on certain equity sales by the Company set forth in the Securities Purchase Agreement, dated September 30, 2024, by and among the Company and the investors party thereto. In consideration for the SPA Amendment, the Company amended the Company's outstanding Series B warrants, representing 303,574 shares of the Company's common stock, to (i) reduce the exercise price from $45.00 to $13.50 per share. As of September 30, 2026, 166,964 Series B warrants were issued and outstanding.

In October 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 188,227 ("2024 Pre-Funded Warrants") and 1,044,726 Series C warrants in a private placement. The 2024 Pre-Funded Warrants have an exercise price of $0.003 per share, were exercisable immediately and are exercisable until the 2024 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2024 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2024 Pre-Funded Warrants terms. The 2024 Pre-Funded Warrants meet the criteria for permanent equity classification. As of September 30, 2026, 164,593 2024 Pre-Funded Warrants were outstanding.

The Series C warrants have an exercise price of $8.10 per share. The Series C warrants are exercisable immediately and will expire on October 4, 2027. The Series C warrants meet the criteria for permanent equity classification. As of September 30, 2026, 828,863 Series C warrants were outstanding.

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

The Exchanged Pre-Funded Warrants issued in connection with the Warrant Exchanges have an exercise price of $0.003 per share. Each Exchanged Pre-Funded Warrant is exercisable immediately and will be exercisable until such Exchanged Pre-Funded Warrant is exercised in full. In lieu of a cash payment to the Company in payment of the aggregate exercise price upon exercise of an Exchanged Pre-Funded Warrant, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Exchanged Pre-Funded Warrants. Under the terms of the Exchanged Pre-Funded Warrants, the Company shall not effect the exercise of any portion of any Exchanged Pre-Funded Warrant, and a holder shall not have the right to exercise any portion of any Exchanged Pre-Funded Warrant, to the extent that after giving effect to such exercise, the holder (together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to such exercise. However, a holder may, upon written notice to the Company, increase or decrease such percentage to any other percentage not in excess of 19.99%; provided that any increase or decrease in such percentage will not be effective until 61 days after such notice is delivered to the Company. The Exchanged Pre-Funded Warrants meet the criteria for permanent equity classification. As of September 30, 2026, 2,732 of these Exchanged Pre-Funded Warrants were outstanding.

In December 2025, the Company issued pre-funded warrants to purchase up to an aggregate of 9,452,677 shares of common stock (the "2025 Pre-Funded Warrants") in a private placement. The 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately and are exercisable until the 2025 Pre-Funded Warrant is exercised in full. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2025 Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the 2025 Pre-Funded Warrants terms. The 2025 Pre-Funded Warrants meet the criteria for permanent equity classification. As of September 30, 2026, 9,452,677 2025 Pre-Funded Warrants were outstanding.

As of September 30, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

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

Amended and Restated 2026 Equity Incentive Plan

The Amended and Restated 2026 Equity Incentive Plan (the "2026 Plan") was approved by the Company's Board of Directors and the Company’s stockholders and became effective on May 7, 2026. The Board of Directors, or a committee thereof, is authorized to administer the 2026 Plan. The 2026 Plan provides for the grant of Incentive Stock Options ("ISO") within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended, to employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to the Company’s employees, directors and consultants and any Company affiliates’ employees and consultants. The number of shares initially reserved for issuance under the 2026 Plan was 4,054,937, which automatically increases on January 1 of each year for a period of 10 years commencing on January 1, 2027 and ending on (and including) January 1, 2037, in an amount equal to 5% of the total number of shares of common stock, plus the total number of shares of common stock issuable upon settlement of pre-funded warrants (if any), in each case, outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Board of Directors no later than the last day of the immediately preceding year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2026 Plan is 20,000,000 shares. As of September 30, 2026, 2,491,148 shares were available for grant pursuant to the 2026 Plan.

Inducement Equity Awards

The 2026 Inducement Plan (the "2026 Inducement Plan") was approved by the Company's Board of Directors and became effective on July 31, 2026. The Board of Directors, or a committee thereof, is authorized to administer the 2026 Inducement Plan. The 2026 Inducement Plan was adopted by the Company’s Board of Directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4), or Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the 2026 Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company. Awards granted under the 2026 Inducement Plan expire no later than ten years from the date of grant. An aggregate of 511,800 shares of common stock were reserved for issuance under the 2026 Inducement Plan. As of September 30, 2026, there were 489,600 shares of common stock available for issuance under the 2026 Inducement Plan and together with the 2026 Plan (the "Plans"), there were 2,980,748 shares of common stock available for issuance.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the "2020 ESPP") was approved by the Board of Directors and the Company’s stockholders and became effective on July 29, 2021. A total of 6,666 shares of common stock were initially reserved for issuance under this plan, which automatically increases on January 1 of each year by the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; and (ii) 13,333, or such lesser number of shares as determined by the Board of Directors. As of September 30, 2026, no shares of common stock had been issued under the ESPP and 26,260 shares remained available for future issuance under the ESPP. The Board of Directors or designated committee has not set an offering period and the Board of Directors elected not to increase the number of shares of common stock reserved for future issuance under the ESPP as of January 1, 2026.

Stock Option Activity

The following is a summary of the stock option award activity under the Plans during the nine months ended September 30, 2026:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	502,027	$50.42	8.05	$41
Granted	1,094,058	1.74
Exercised	—	—
Forfeited	(10,096)	5.81
Outstanding at September 30, 2026	1,585,989	$17.13	8.60	$—
Exercisable at September 30, 2026	454,677	$52.35	6.68	$—
Options expected to vest as of September 30, 2026	1,131,312	$2.97	9.37	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $1.41 and $6.70, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the market price of the Company’s common stock at September 30, 2026 and December 31, 2025.

Stock-Based Compensation Expense

For the nine months ended September 30, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock options. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

	September 30, 2026	September 30, 2025
Volatility	101.73% - 102.98%	96.66% - 99.24%
Expected life (years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	3.83% - 4.61%	4.00% - 4.24%
Dividend rate	—	—

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

Stock-based compensation expense was recorded in the following line items in the condensed statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$149	$278	$447	$862
General and administrative	248	414	703	1,616
Total stock-based compensation expense	$397	$692	$1,150	$2,478

No related tax benefits from stock-based compensation expense were recognized for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there was $2.3 million in unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.08 years.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,592)	$(3,854)	$(14,463)	$(14,498)
Net loss per share—basic and diluted	$(0.24)	$(0.85)	$(0.74)	$(4.18)
Weighted-average number of shares used in computing net loss per share—basic and diluted	19,473,123	4,537,683	19,471,400	3,465,257

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	1,580,336	507,784	1,247,075	491,102
Series A warrants	—	129,296	—	245,879
Series B warrants	166,964	303,574	166,964	343,374
Series C warrants	828,863	997,638	828,863	1,004,710
Total	2,576,163	1,938,292	2,242,902	2,085,065

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

12. EQUIPMENT AND Facility LEASES

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2026, the Company had four operating leases with required future minimum payments. The Company determined the classification of these leases to be operating leases and recorded right-of-use assets and lease liabilities as of the effective date. The Company’s leases generally do not include termination or purchase options.

Finance Leases

The Company entered into an agreement with an equipment leasing company in 2018, which provided up to $2.5 million for equipment purchases in the form of sale and leasebacks or direct leases. As of September 30, 2026, the Company had two active leases with the leasing company. The initial term of each lease is three years and afterwards provides for either annual extensions or an outright purchase of the equipment.

The Company entered into an agreement with another equipment leasing company in the second quarter of 2023. As of September 30, 2026, the Company had one active lease from this leasing company. In June 2024, the Company entered into two new finance lease agreements with another leasing company. The terms of these leases are each three years and afterwards provide for either annual extensions or an outright purchase of the equipment.

The equipment leases require three advance rental payments to be held as security deposits. The security deposits held amounted to approximately $0.1 million as of each of September 30, 2026 and December 31, 2025, and are included in other non-current assets on the condensed balance sheets.

Operating Leases

The Company has an operating lease for office space in Birmingham, Alabama, which was modified and extended in March 2024 for an additional 60-month term ending in March 2029, with an option to extend for five additional years, resulting in an increase to both the right-of-use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. In April 2025, the Company terminated its operating lease for additional unutilized office space in Birmingham, Alabama. The Company paid a one-time termination fee of $0.1 million and paid five monthly payments of $20,000, beginning on June 1, 2025. As of October 1, 2026, there were no payments remaining.

The Company has an operating lease for office space in New York, New York, with a term that commenced on September 15, 2021, and continues through March 2027. This lease was modified and extended in August 2026 for an additional 60-month term ending in July 2032, resulting in an increase to both the right-of-use assets and operating lease liabilities. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

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

The operating leases required security deposits at the inception of each lease. The security deposits amounted to $0.2 million as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, $0.2 million was included in restricted cash.

The following table contains a summary of the lease costs recognized and other information pertaining to the Company’s finance and operating leases for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Cost
Amortization of finance lease right-of-use assets	$62	$196	$232	$721
Interest on finance lease liabilities	3	14	15	57
Operating lease cost	197	555	642	894
Short-term lease cost	6	131	41	314
Variable lease cost	33	60	88	92
Total lease cost	$301	$956	$1,018	$2,078

September 30, 2026
Other Lease Information
Cash paid for amounts included in the measurement of lease liability – finance leases	$15
Cash paid for amounts included in the measurement of lease liability – operating leases	$378
Weighted-average remaining lease term – finance leases (years)	0.25
Weighted-average remaining lease term – operating leases (years)	3.45
Weighted-average discount rate – finance leases	13.9%
Weighted-average discount rate – operating leases	16.3%

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities at September 30, 2026 (in thousands):

	Finance Leases	Operating Leases
Remainder of 2026	$65	$310
2027	—	1,160
2028	—	965
2029	—	357
2030	—	296
Thereafter	—	481
Total lease payment	65	3,569
Less: interest	1	883
Total lease liabilities	64	2,686
Less: short-term lease liability	64	793
Long-term lease liability	$—	$1,893

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

The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INB-100 research and development expenses	$137	$171	$760	$625
INB-200 research and development expenses	1	-	58	15
INB-400 research and development expenses	32	41	100	667
Personnel-related indirect research and development expenses	1,336	1,150	3,913	3,651
Total general and administrative expenses	2,122	1,863	7,217	7,265
Other segment items[1]	964	629	2,415	2,275
Segment net loss	$4,592	$3,854	$14,463	$14,498

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

Most recently we introduced INB-600, our proprietary, internally developed TCE platform. We have demonstrated that INB-619, a CD19 targeted gamma-delta TCE can efficiently and completely eliminate targeted B cells in a dose-dependent manner. Data presented at The American College of Rheumatology Convergence 2025 meeting ("ACR Convergence 2025") highlighted the potential of INB-619 in B cell-driven autoimmune diseases such as systemic lupus erythematosus ("SLE") and demonstrated deep B cell depletion through selective activation and expansion of gamma-delta T cells. We expect to report initial in vivo data for INB-619 by year-end 2026.

INB-100, our first DeltEx allogeneic product candidate, was developed to assess the safety and tolerability of donor-derived manufactured expanded and activated gamma-delta T cells that do not undergo additional genetic modification. The Phase 1 trial of INB-100 has completed primary enrollment and a recommended Phase 2 dose ("RP2D") has been determined. We are currently enrolling an expansion cohort at the RP2D, with a target of up to an additional 15 patients (for a minimum of 25 total patients in the INB-100 Phase 1 trial), to confirm the improvements in relapse free and OS observed to date. We expect to complete the treatment of all patients and present a clinical update at the American Society of Hematology (ASH) Annual Meeting in December 2026.

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

This data was updated through May 15, 2026, and patients who received repeated doses (three or six) of DeltEx DRI gamma-delta T cells reported a median progression-free survival ("mPFS") of 13.0 months and an OS exceeding 19.5 months, with median overall survival ("mOS") continuing to grow. Our DeltEx DRI approach has the potential to address this significant unmet need and demonstrates the activity of gamma-delta T cells. We expect to provide further clinical updates, including additional mOS data from the total data set, in an oral session at the Society for Neuro-Oncology Annual Meeting in November 2026.

In April 2023, we received Orphan Drug Designation ("ODD") from the FDA for both the autologous and allogeneic DeltEx DRI INB-400 product candidates, covering a broad range of malignant glioma indications, including relapsed and newly diagnosed GBM. We have sought further guidance from the FDA regarding potential development and regulatory pathways and expect to evaluate any potential funding sources and alternative strategic opportunities to derive value from this program.

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

We expect to incur additional losses in the future as we advance our product candidates through clinical trials, grow our clinical, regulatory and quality capabilities, and incur costs associated with operating as a public company. Based on our business strategy, our existing cash of $14.0 million as of September 30, 2026 is not anticipated to fund our projected operating expenses and capital expenditure requirements for a period of at least 12 months from the date of issuance of the accompanying condensed financial statements, and accordingly, there is substantial doubt about our ability to continue to operate as a going concern.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$2,599	$2,104	$495
General and administrative	2,122	1,863	259
Total operating expenses	4,721	3,967	754
Interest income	129	113	16
Loss from operations	(4,592)	(3,854)	(738)
Net loss	$(4,592)	$(3,854)	$(738)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development expenses:
INB-100	$137	$171	$(34)
INB-200	1	-	1
INB-400	32	41	(9)
Unallocated expenses
Preclinical expenses	621	99	522
Personnel expenses (including stock-based compensation)	1,336	1,150	186
Facility-related and other expenses	472	643	(171)
Total research and development expenses	$2,599	$2,104	$495

Research and development expenses were $2.6 million for the three months ended September 30, 2026, compared to $2.1 million for the comparable prior year period. This includes non-cash items such as stock-based compensation ("SBC") and depreciation of $0.4 million for the three months ended September 30, 2026. The increase of $0.5 million was primarily due to increases in direct preclinical costs of $0.5 million for INB-600 and $0.2 million personnel related expenses, partially offset by a $0.2 million decrease in facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended September 30, 2026, compared to $1.9 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.3 million for the three months ended September 30, 2026. The increase of $0.2 million was primarily due to an increase in professional services.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2026 and 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$7,705	$7,563	$142
General and administrative	7,217	7,265	(48)
Total operating expenses	14,922	14,828	94
Interest income	459	330	129
Loss from operations	(14,463)	(14,498)	35
Net loss	$(14,463)	$(14,498)	$35

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct research and development expenses:
INB-100	$760	$625	$135
INB-200	58	15	43
INB-400	100	667	(567)
Unallocated expenses
Preclinical expenses	1,123	158	965
Personnel expenses (including stock-based compensation)	3,913	3,651	262
Facility-related and other expenses	1,751	2,447	(696)
Total research and development expenses	$7,705	$7,563	$142

Research and development expenses were $7.7 million for the nine months ended September 30, 2026, compared to $7.6 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $1.2 million for the nine months ended September 30, 2026. This was primarily due to increases of $1.0 million in preclinical costs related to the TCE program, $0.3 million personnel related expenses, and $0.1 million for direct clinical costs related to INB-100, partially offset by decreases in direct clinical costs of $0.6 million for INB-400 and facility related costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the nine months ended September 30, 2026, compared to $7.3 million for the comparable prior year period. This includes non-cash items such as SBC and depreciation of $0.7 million for the nine months ended September 30, 2026. The decrease of $0.1 million was primarily due to a decrease in personnel-related costs, including SBC and a reduction in professional services.

Interest Income

Interest income was $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Overview

We have funded our operations primarily through the sale of equity and equity-linked securities, including through our IPO, follow-on offering, ATM programs and multiple private placements. Through September 30, 2026, we have raised an aggregate of $163.3 million of gross proceeds from the sale of our securities.

As of September 30, 2026, we had cash of $14.0 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to deploy cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy, including our ability to achieve the anticipated milestones and the timing of regulatory filings for our preclinical and clinical programs. To continue to fund our operations, management has developed plans, which primarily consist of the pipeline prioritization, raising additional capital through some combination of equity and/or debt offerings, including through our ATM program, and identifying strategic collaborations, licensing or other arrangements to support development of our product candidates.

In connection with the private placement completed in December 2025, we may also be eligible to receive up to approximately $20.1 million in additional gross proceeds in exchange for up to 14,579,706 shares of common stock (or, for certain investors, pre-funded warrants in lieu of common stock), subject to the achievement of certain milestone-driven conditions related to preclinical data for our CD19 targeting INB-619 product candidate. In addition, we may receive aggregate proceeds of up to $6.7 million from the exercise of our outstanding pre-funded warrants and Series C warrants, assuming the exercise in full of all of such warrants for cash. Further, if not otherwise redeemed by us, we may also receive aggregate proceeds of up to $2.3 million from the exercise in full of our outstanding Series B warrants. See Note 7, Warrants, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information on our outstanding warrants. There is no assurance, however, that we will receive any additional proceeds from these warrants or that any additional financing or any revenue-generating collaboration will be available, when needed. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations.

ATM Program

In November 2022, we entered into a Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") and Truist Securities, Inc. ("Truist") under which Cantor Fitzgerald and Truist agreed to act as our sales agents to sell shares of our common stock, from time to time, in an ATM program. In March 2024, we delivered a termination notice to Truist, removing them as sales agent under the sales agreement, and on May 29, 2026, we and Cantor Fitzgerald mutually agreed to terminate the sales agreement effective at the close of business on May 29, 2026.

In November 2025, we filed a shelf registration statement on Form S-3 (File No. 333-291393) (the "Shelf Registration Statement") with the SEC, which became effective on May 20, 2026, which permits the issuance and sale of up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, various series of debt securities, warrants to purchase common stock, preferred stock or debt securities, rights to purchase equity or debt securities, and/or units to purchase any combination of such securities. On June 1, 2026, we entered into a Capital on DemandTM Sales Agreement (the "Sales Agreement") with JonesTrading Institutional Services LLC ("JonesTrading") with respect to an at-the-market offering program under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, through or to JonesTrading (the “ATM Program”) pursuant to the Shelf Registration Statement. As of November 2, 2026, $2.8 million remained available for the sale of our common stock under the ATM Program.

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
•
the effect of competing medical, scientific, technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

Additionally, inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates, tariffs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increased operating costs in the near future (especially if inflation rates rise). Such increases may impact our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical tensions and any future tariffs enacted by the U.S. government and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Material Cash Requirements

Our material cash requirements as of September 30, 2026 included operating lease commitments, including the lease of our current headquarters office in New York, New York, laboratory and office space in Birmingham, Alabama and a manufacturing service agreement with a third party to engage in research of cell therapy products. See Note 12, Equipment and Facility Leases, in our unaudited condensed financial statements contained elsewhere in this Quarterly Report for additional information. As of September 30, 2026, we had fixed lease payment obligations of $3.6 million, with $1.3 million payable within 12 months.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(12,619)	$(10,573)
Net cash used in investing activities	(241)	—
Net cash (used in) provided by financing activities	(302)	10,149
Net (decrease) increase in cash and restricted cash	$(13,162)	$(424)

Operating Activities

Cash used in operating activities was $12.6 million during the nine months ended September 30, 2026, primarily due to our net loss of $14.5 million and changes in operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $2.5 million. Increases in our operating assets and liabilities consisted primarily of $0.5 million in accrued expenses and other current liabilities relating primarily to accrued compensation, accrued clinical and preclinical, and accrued legal, and $0.1 million in net operating lease liabilities, partially offset by $0.4 million in prepaid expenses and other current assets and a decrease of $0.2 million in accounts payable. Non-cash charges consisted primarily of $1.1 million in stock-based compensation, $0.8 million of depreciation, and $0.6 million in amortization of right-of-use assets associated with our operating and finance leases for the period.

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

Investing Activities

Cash used in investing activities was $(0.2) million during the nine months ended September 30, 2026, primarily due to the purchase of property and equipment.

Cash used in investing activities was nil during the nine months ended September 30, 2025.

Financing Activities

Cash used in financing activities was $(0.3) million during the nine months ended September 30, 2026, primarily due to $0.3 million in principal payments of finance leases.

Cash provided by financing activities was $10.1 million during the nine months ended September 30, 2025, primarily due to $8.4 million in net proceeds received from our ATM Program, $2.3 million in warrants exercised, partially offset by $0.6 million in principal payments of finance leases.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2026, we did not adopt any new Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board.

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

We are also a "smaller reporting company," and we may continue to be a smaller reporting company so long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are dependent on the successful clinical development, regulatory approval and commercialization of our gamma-delta T cell and T cell engager product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.
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
•
The clinical and commercial utility of our DeltEx platform is uncertain and may never be realized. Additionally, certain aspects of the function and production of gamma-delta T cells and TCEs are poorly understood or currently unknown and may only become known through further preclinical and clinical testing.
•
Clinical product candidate development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.
•
If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
We may not be able to file investigational new drug ("IND") applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or any other regulatory agency may not permit us to proceed.
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
•
We currently store our gamma-delta T cells, TCEs and biologic correlative and research specimens from clinical trials and development programs and clinical lentivectors at our research and development facilities and at the facilities of our clinical and/or manufacturing partners, and any damage or loss to our storage freezers and/or facilities from natural disasters or otherwise would cause delays in replacement, and our business could suffer.
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
•
Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer ("CEO"), and Dr. Larry Lamb, our Chief Scientific Officer ("CSO"), and of our President and Chief Operating Officer ("COO"), Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.
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
•
Unstable market and economic conditions, including as a result of increases in inflation, the price of oil, and interest rates, tariffs and trade wars, elections, public health crises or geopolitical tensions, such as wars and terrorism, and future U.S. government shutdowns, may have serious adverse consequences on our business, ability to raise capital, financial condition and share price.

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

As of September 30, 2026, we had cash of $14.0 million, which is only expected to fund our projected operating expenses and capital expenditure requirements through April 2027. We continue to maintain cash preservation measures to defer or reduce costs in the near term in order to preserve capital and increase financial flexibility. These cash preservation measures may impact our ability and the timing to execute our strategy. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements. Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the years ended December 31, 2025 and 2024, our independent auditors included an explanatory paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including as a result of increases in inflation and interest rates, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, tariffs and trade wars, elections, public health crises or geopolitical tensions, such as wars and terrorism and future U.S. government shutdowns. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or explore other strategic options for our research and development programs or other opportunities, or even terminate our operations. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.

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

As of September 30, 2026, we had 9,620,002 pre-funded warrants, 166,964 Series B warrants, and 828,863 Series C warrants outstanding. Of these, 9,452,677 pre-funded warrants have an exercise price of $0.0001 per share and 167,325 pre-funded warrants have an exercise price of $0.003 per share. The Series B warrants have an exercise price of $13.50 per share and will expire on December 13, 2028. The Series C warrants have an exercise price of $8.10 per share and will expire on October 4, 2027.

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

We have incurred significant operating losses since inception. Our net loss was $14.5 million and $14.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $155.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any product candidates. It could be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are an early clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to financing and staffing our company, developing our technology, identifying and developing our product candidates, undertaking preclinical studies, initiating and conducting clinical trials for our product candidates, business planning and raising capital. Other than INB-400, INB-200 and INB-100, all of our ongoing research programs are still in the preclinical or research stage of development, and the risk of failure in the biopharmaceutical industry for programs or products candidates at such stage of development is even higher than those in the clinical stage of development. We have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, multi-center pivotal clinical trials, obtain marketing approval, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine product candidates.

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

Risks Related to the Development of Our Product Candidates

We are dependent on the successful clinical development, regulatory approval and commercialization of our gamma-delta T cell and TCE product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.

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

We currently anticipate seeking initial regulatory approvals in the United States and the European Union but may in the future submit applications for the regulatory approval of one or more of our product candidates to additional foreign regulatory authorities, such as Australia. We have not applied or obtained regulatory approval for any product candidate in the United States or abroad, and it is possible that neither our current product candidates nor any product candidates we may seek to develop in the future will obtain regulatory approval. Neither we nor any of our partners are permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory agency.

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

Our novel approaches to immune cell therapies are unproven and as such, the cost and time needed to develop our product candidates is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our product candidates, we may decide to delay or abandon clinical development of any such product candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

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

Our gamma-delta T cell engager ("γδ TCE") programs, INB-600, INB-633 and INB-619, which are currently in preclinical development, are subject to significant risks and uncertainties that could materially impact development of this platform and impact our results, timelines, financing or business objectives. The development of these product candidates is in early stages and remains preclinical; the work required to bring a γδ TCE through IND-enabling development and into clinical development encompasses many critical processes including cloning into optimized GMP compliant vector and cell systems, scale-up, generation of transient or stable cell lines for production, GMP manufacturing and large-scale production. These processes present complex scientific and technical challenges and are subject to numerous risks and uncertainties, including the risk that the TCE's properties, such as the stimulatory/expansion domain, binding affinity or specificity, or targeting domains may not function as anticipated when transitioning from preclinical systems to a larger-scale production system. Additionally, achieving sufficient purity during the manufacturing scale up and purification process to meet stringent regulatory standards for clinical trials poses a significant risk, as difficulties in removing impurities or ensuring product stability could lead to manufacturing delays or failures. Furthermore, in IND-enabling animal models, there is a risk that the TCE may not demonstrate the anticipated efficacy or may exhibit toxicity not previously identified in in vitro or early in vivo testing, potentially due to differences in biological systems or unforeseen off-target effects. Advancing to clinical trials introduces additional uncertainties, including challenges in obtaining regulatory approvals, potential safety or efficacy issues, difficulties in patient recruitment, and the complexities of trial execution. Failure to successfully address these risks could delay or prevent the progression of our T cell engager into clinical development.

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

To date, we have not tested our TCE product candidates in human patients and we have only tested INB-100, INB-200 and INB-400 in a limited number of patients with cancer and these clinical trial participants have only been observed for a limited period of time after dosing at a limited number of sites. To date, our clinical trials have been run at academic/tertiary care centers. As we continue developing our lead product candidates and initiate multi-center clinical trials of our product candidates, including potentially at community hospitals, SAEs, undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in our clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated, and our development programs may be halted entirely.

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

We have previously announced our goals for potentially submitting additional INDs for INB-100, INB-400 and INB-619. We have suspended enrollment for INB-400 as we explore additional funding, potential regulatory pathways, partnerships and/or strategic alternatives for this program. We may not be able to make additional filings on the timelines we expect, which may cause delays in commencing additional clinical trials. Even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. Moreover, we cannot be sure that submission of an IND for any of our other product candidates will result in the FDA allowing trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials. For example, we may experience manufacturing delays or other delays with IND-enabling studies or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be assured that submission of an IND will result in the FDA or any other regulatory authority allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs, or independent ethics committees or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate clinical trials any of our product candidates on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Our DeltEx platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals, and our TCE program involves engineering antibodies that bind on T cells and a tumor-associated antigen on cancer cells. Public perception may be influenced by negative claims about our DeltEx platform, CAR-T therapies or T cell engagers, or that of competitor's products and/or programs such as claims that gamma-delta T cell and/or other cell-based immunotherapy is unsafe, unethical, inefficacious, expensive or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general and a recent increase in patient deaths and clinical holds by other companies could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Negative public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business, ability to raise additional capital and/or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

The manufacture of biotechnology products is complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with cGMP regulations and guidelines for clinical trial product manufacture and for commercial product manufacture. We may encounter difficulties in production of INB-619 or future product candidates, particularly in scaling up, addressing product quality, product comparability, validating production processes and mitigating potential sources of contamination. These difficulties include:

•
challenges procuring raw materials;
•
maintaining quality control for our products, including stability of products, quality assurance testing, issues arising from operator error;
•
retaining qualified personnel for manufacturing processes;
•
inability to meet our product specifications and quality requirements consistently;
•
delay or inability to procure or expand sufficient manufacturing capacity;
•
issues related to scale-up of manufacturing;
•
costs and validation of new equipment and facilities required for scale-up;
•
reliance on third-party suppliers and manufacturers;
•
compliance with cGMP requirements and other inspections by the FDA, EMA or other comparable regulatory authorities.
•
the cost and timing of establishing, expanding and scaling manufacturing capabilities;
•
inability to manufacture, or obtain from third parties, sufficient quantities of qualified materials under cGMPs, for the completion in pre-clinical and clinical studies; and
•
problems with biopharmaceutical product candidate storage, stability and distribution resulting from global supply chain disruptions.

In addition, if microbial, viral or other contaminations are discovered in therapeutic products or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any adverse developments affecting manufacturing operations for INB-619 and future product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals, recalls or other interruptions in the supply of our drug product, which could prevent the administration to patients and delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. In such event, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business and financial condition.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business. As of September 30, 2026, we owned, co-owned or exclusively licensed six issued U.S. patents, nine issued European patents, 20 other issued foreign patents, ten pending U.S. applications, one pending PCT application and 13 other foreign national-stage applications, including three European regional-phase applications that are important to the development of our business.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on the services of our co-founders, William Ho, our Chief Executive Officer, Dr. Larry Lamb, our Chief Scientific Officer, and of our President and Chief Operating Officer, Dr. Kate Rochlin, and the loss of these members of our management team or other key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.

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

As of September 30, 2026, we had 20 full-time employees. As the development of our product candidates continues to progress, we expect to require additional employees and expand the scope of our operations, particularly in the areas of research, drug development, manufacturing, clinical operations, regulatory affairs, business and development, finance and accounting and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any expansion of our operations may lead to significant expenses, additional dilution and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite data and/or potential to demonstrate safety and efficacy. Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial or abandon a product candidate, which could negatively impact our development efforts. We cannot be certain that we would achieve the revenues or specific net income that justifies such strategic partnerships. Additionally, strategic partners may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position and operations.

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

General Risk Factors

Unstable market and economic conditions, including as a result of increases in inflation, the price of oil, and interest rates, tariffs, elections and trade wars, geopolitical tensions such as wars and terrorism and future U.S. government shutdowns, may have serious adverse consequences on our business, financial condition and share price.

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

We have previously received a Nasdaq deficiency notice for failing to maintain the minimum closing bid price required for continued listing, and we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market in connection with obtaining an extension to regain compliance. Our market capitalization has been volatile and has at times been at levels that could place us at risk under the market value of listed securities standard if it is reinstated. As of November 2, 2026, we had 10,808,292 shares of common stock outstanding, and the closing bid price was $0.91 per share, resulting in a market value of listed securities of approximately $9.5 million. If the SEC ultimately reinstates approval of the new market value of listed securities rule, our common stock would be subject to immediate suspension and delisting if the market value of our common stock falls below $5 million for a period of 30 consecutive business days.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2026.

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

IN8bio, Inc.

Date:	November 5, 2026	By:	/s/ William Ho
William Ho
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Patrick McCall
Patrick McCall
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)